Form 10KSB
period 2005-12-31
Merchandise Creations, Inc.
filed 2006-03-30
CIK 1322387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-1321573

MERCHANDISE CREATIONS, INC.
(Name of small business issuer in its charter)

Nevada	20-1703887
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

8201 Towne Main Drive #1421 Plano, TX	75024
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (972)987-5880

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer’s revenue for its most recent fiscal year was $7,846.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $29,650 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 10,593,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, MCI’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on October 1, 2004. We are a development stage company with limited operations. In our initial operating period from inception to December 31, 2005, we generated revenues of $7,846, while incurring $28, 109 in expenses. This resulted in a cumulative net loss of $20,263 for the period. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations. No development related expenses have been or will be paid to our affiliates.

Since our inception, our efforts have focused primarily on the execution of our business plan, which include the following activities:

1.	Formation of the company and obtaining start-up capital;
2.	Development of our business plan;
3.	Obtaining capital through sales of our common stock;
4.	Establishing a website at www.merchandisecreations.com,
5.	Entered into a merchandising agreement with our first client,
6.	Executed a consignment agreement and;
7.	Purchased inventory and begun to generate sales on behalf of our client.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our administrative office is located at 8201 Towne Main Drive #1421, Plano, Texas 75024, telephone (972)987-5880.

MCI’s fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Merchandise Creations, Inc. specializes in assisting in the design, manufacture and distribution of merchandise for bands and artists in the music industry. MCI believes that the trend of declining album sales has prompted record labels to search for new revenue streams. In addition, for bands and artists, t-shirts and other promotional merchandise that prominently display the band or artist’s logo are instrumental in generating awareness and reminding fans of the band or artist’s existence. As a result, the merchandising aspect of the music industry has emerged as one of the more profitable and desirable methods of generating sales.

MCI’s goal is to address the needs of band/artist customers in the music industry who seek a total package of merchandising services. These packages encompass the art design of the merchandise, outsourcing of manufacturing activities and developing sales and distribution channels to sell the merchandise at concerts and on-line. We plan to enter into exclusive merchandising agreements with musicians to distribute apparel and paraphernalia emblazoned with graphic designs incorporating their likenesses and/or logos.

We are involved in coordination of all merchandising activities. We outsource all activities from conception to distribution. When an artist enters into an exclusive merchandising agreement with us, we will locate third-party manufacturers capable of both designing and producing custom branded items for the artist. We will obtain product from these manufacturers as product is needed, without long-term agreements. Once products are purchased as inventory, we will utilize our consignment agreement with Missing Link, LLC to reach end consumers. Missing Link provides all equipment and personnel to sell merchandise at an artist’s concerts or via our or our client’s websites. All activities are coordinated, not micro-managed, by MCI.

To date, we have one merchandising agreement that we entered on December 1, 2004. Although this agreement expired on December 1, 2005, we are still working with the artist on a month-to-month basis. MCI has signed its first merchandising agreement and has begun to coordinate procuring and selling promotional merchandise at the artist’s performances in January 2005. In addition to this initial agreement, MCI will seek to locate and contract with other band/artists in the State of Texas. To date, we have not identified any other clients with whom we could potentially enter into agreements.

Distribution Methods of the Products

Our sales strategy is based on the following elements:

•

Establish a sales and marketing plan. MCI plans to market its services to musicians in Texas. We continuously seek to develop and institute a plan to market our company and products and services. Our current plan is to design and distribute printed brochures for distribution to potential clients.

•

Refine our website. Using the Internet for marketing and sales is an important component of our strategy. We currently have a website at www.merchandisecreations.com for bands/artists to be able to gain information about and to purchase our merchandise and services. The site is a promotional tool and it is used primarily as a marketing platform to establish contact with artists and bands in the music industry.

•

Identify marketable promotional merchandise. We plan to evaluate new merchandise products to introduce to the market. Significantly all evaluation will be conducted by our officers and directors. We do not intend to develop any promotional merchandise internally. We will rely solely upon the efforts of outside sources to research, develop and refine all products. MCI has no exclusive arrangements with third parties to develop merchandise specifically for us.

•

Develop relationships with third party manufacturers. Our focus is on building relationships with third parties that will manufacture promotional merchandise on a timely and cost-effective basis. We plan to utilize manufacturers based in the US to supply our merchandise.

Industry background and competition

We are a small, development stage company that has generated only minimal revenues and lacks a significant client base. The promotional merchandise and services we market targets the music industry, and faces a significant amount of competition in the State of Texas, as well as nationally. We compete against companies with significantly longer operating histories, longer client relationships and greater financial, management, technology, development, sales, marketing and other resources than we do. In the State of Texas, where we focus our efforts, we compete directly with Bandwear, a Texas-based company with a nationwide reach. We also compete with a number of independent artists rooted in Texas, who undertake merchandising activities on their own. It is difficult to estimate the scope and volume of such operations. In the broader market, we compete with larger, established competitors that include Bravado, Jazzwear and Musician’s Cyber Cooler.

In addition, there are numerous recreational and entertainment promotional merchandise that competes for the attention and dollars of today’s fans. Increased competition generally, and the introduction or promotion of competing companies offering similar services specifically, could prohibit our sales and profitability by exerting pricing pressure, reducing market share and/or creating other obstacles. We cannot assure you that MCI will be able to continuously develop and successfully market its merchandise and services to the bands and artists the music listening public is supporting at that current time.

Our products face considerable price pressure. Our management believes the market for music-related merchandise is price sensitive. We believe that consumers evaluate purchases for the types of items we intend to offer with price as a significant and determining factor. In such environment, we may be forced to lower our prices, and resultantly experience lower profit margins, to encourage consumer purchases.

We believe that our larger competitors have higher fixed overhead costs than we currently have. Most large competitors have long-term manufacturing, distribution and sales arrangements and may not be mobile enough to adjust to changing market conditions. We believe that due to our flexible nature, with no fixed long-term contracts, we will be allowed the mobility to modify our product line in accordance with consumer preferences.

Dependence on one or a few major customers

We currently have only one client, Tommy Alverson, upon whom we are significantly dependent for revenues. In accordance with our merchandising agreement, we are obligated to pay Mr. Alverson 30% of gross sales of products bearing his likeness. For the year ended December 31, 2005, we generated $7,846 in revenues from sales and paid compensation to Mr. Alverson in the amount of $3,531. The agreement has expired automatically on December 1, 2005 and we currently have a verbal agreement with Mr. Alverson to provide our services on a month-to-month basis. We are currently exploring renewal options with Mr. Alverson, although there can be no assurance we will be able to extend our formal agreement.

Effect of existing or probable government regulations

Merchandise Creations, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business. Costs and effects of compliance with environmental laws

Employees

Merchandise Creations, Inc. is currently in the development stage. During the development stage, we plan to rely exclusively on the services of our officer and director to set up our business operations. Currently, Robert Turner, President, is involved in MCI’s business on a part time basis and expects to devote approximately 20 hours per week to our business. Mr. Turner is prepared to dedicate additional time to our operations, as needed. There are no other full- or part-time employees. There are no other full- or part-time employees. We plan to outsource the production of our products, thus our management’s responsibilities are mainly administrative. While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products and services for us on an independent contractor basis. Thus, these representatives are not intended to be employees of our company.

Reports to Security Holders

1.	Merchandise Creations, Inc. will furnish its shareholders with audited annual financial reports certified by MCI’s independent accountants.

2.

MCI files periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials MCI files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Investors may lose their entire investment if MCI fails to commence its business plan.

Merchandise Creations, Inc. was formed in October 2004. MCI’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition. MCI cannot guarantee that it will be successful in accomplishing its objectives. To date, MCI has generated minimal revenues and may incur losses in the foreseeable future. If MCI fails to continue to execute its planned promotional merchandise operations, we may be forced out of business, in which case investors may lose their entire investment.

Our sole officer and director works for us on a part-time basis and has no experience in managing a public company. As a result, we may be unable to execute our business strategy and manage our public reporting requirements.

Our operations depend on the efforts of Robert Turner, our sole officer, director and employee. Mr. Turner currently works for us on a part-time basis and expects to devote approximately 20 hours per week to our business and is prepared to dedicate additional time to our operations, as needed. Mr. Turner has no experience related to public company management or as a principal accounting or principal financial officer and works for us only on a part-time basis. Because of this, Mr. Turner may be unable to execute our business strategy and manage our public reporting requirements. We cannot guarantee you that we will overcome any such obstacle.

Investors have limited control over decision-making because Mr. Robert Turner, our sole officer, director, employee and shareholder controls the majority of our issued and outstanding common stock.

Our sole director and executive officer beneficially owns approximately 94.40% of our outstanding common stock. As a result, this one stockholder could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions, which require stockholder approval. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors. This concentration of ownership further limits the power to exercise control by the minority shareholders.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for products and our supplier’s ability to deliver sufficient quantities of products at reasonable prices on a timely basis. Given that we are in the development stage we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us. If predicted demand is substantially greater than consumer purchases, there will be excess inventory. In order to secure supplies, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

If we are unable to obtain additional funding, we may be forced to go out of business.

We have limited capital resources. To date, we have funded our operations from the sale of equity securities and have generated minimal cash from our operations. Although we believe we have enough capital to commence and continue our operations for the next approximately 12 months, unless we begin to generate sufficient revenues from contracting with bands and artists to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available. We have no intention of liquidating. In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities. In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate. A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Our independent public registered public accountants have expressed substantial doubt about our company’s ability to continue as a going concern.

As of the date of this report, we have generated only minimal revenues. Taking this fact into account, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this report. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

Future additional issuances of shares of our common stock may cause investors to bear a substantial risk of loss due to immediate and substantial dilution

We are authorized to issue up to 100,000,000 shares of common stock. Presently, there are 10,593,000 shares of common stock issued and outstanding as of the date December 31, 2005. In the event we require additional capital, we may need to issue shares of our common stock in exchange for cash to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders’ interests.

We have one merchandising agreement, the loss of which may severely impair our business.

On December 1, 2004, we entered into one merchandising agreement to coordinate the development, production and distribution of promotional merchandise for one musician, Tommy Alverson. The agreement automatically terminated on December 1, 2005. Although we are continuing to perform our services on a month-to-month basis in accordance with a verbal agreement with Mr. Alverson and are negotiating a formal extension of our written agreement, we have no guaranteed term for this arrangement. This is our only agreement, the termination of which will severely impair our ability to generate revenues.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the

Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We rely solely on product manufacturers and third-party distributors to supply the products we offer. Our business would be seriously harmed if we were unable to maintain existing relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms. Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us. If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our band/artist clientele may take their promotional needs elsewhere. Further, an increase in supply costs could cause our operating losses to increase beyond current expectations.

If MCI fails to maintain its consignment agreement to market merchandise for us on acceptable commercial terms, our profitability could suffer.

We rely solely on third-parties to undertake the marketing of the music related merchandise we plan to sell. We currently have one existing consignment agreement with Missing Link Group, LLC. If this agreement were terminated, our business would be seriously harmed. If we are unable to enter into new consignment agreements, or maintain our agreement with Missing Link, on terms acceptable to us, we may experience lower profitability than anticipated. Additionally, if third-party consignees do not perform in an efficient and/or professional manner, we may lose sales and our clientele may take their promotional needs elsewhere.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of music fans that we fail to anticipate could reduce the demand for the music industry products we intend to provide. Decisions about our focus and the specific products we plan to sell often are made in advance of distribution, and thus, consumers acquiring them. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products, excess inventories and lower profit margins.

We may lose our sole officer and director without employment agreements.

Our operations depend substantially on the skills and experience of Robert Turner, our sole director and officer. We have no other full- or part-time employees besides Mr. Turner. Furthermore, we do not maintain “key man” life insurance on this individual. Without an employment contract, we may lose our sole officer and director to other pursuits without a sufficient warning and, consequently, go out of business.

Our sole officer and director is involved in other business activities. Mr. Turner may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Turner may face a conflict in selecting between MCI and his other business interests. We believe that Mr. Turner will not consider entering a similar line of business as we conduct; however, there can be no assurance of this. MCI has not formulated a policy for the resolution of such conflicts.

Certain Nevada corporation law provisions could prevent a potential takeover, which could adversely affect the market price of our common stock.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with such requirements may be substantial. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock. The majority of our issued and outstanding common stock, or roughly 94.4%, is currently held by Mr. Robert Turner, our sole officer, director and employee. Therefore, the current and potential market for our common stock is limited. To date, we have made no effort to obtain listing or quotation of our securities on a national stock exchange or association. We have not identified or approached any broker/dealers with regard to assisting us apply for such listing. We are unable to estimate when we expect to undertake this endeavor. In the absence of being listed, no market is available for investors in our common stock to sell their shares. We cannot guarantee that a meaningful trading market will develop. If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control. In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Investors may have difficulty liquidating their investment because MCI stock is subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

We use office space at 8201 Towne Main Drive #1421, Plano, Texas 75024. Mr. Robert B. Turner, the sole director and a shareholder, is providing the office space at no charge to MCI. Mr. Turner does not intend to charge us rent for at least the next 12 months. We believe that this arrangement is suitable for administrative and potential inventory storage needs. We also believe that we will not need to lease additional administrative or storage facilities for at least the next 12 months. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Investment Policies

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee or consultant of Merchandise Creations, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Merchandise Creations, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee or consultant of Merchandise Creations, Inc. has been convicted of violating a federal or state securities or commodities law.

Merchandise Creations, Inc. is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 1, 2005, holders of a majority of our common stock reappointed Robert Turner as a Director of MCI.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

As of the date of this report;

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of MCI.

2.

10,593,000 shares of common stock of MCI are currently restricted from resale pursuant to Rule 144 under the Securities Act. Of that amount, we have registered 593,000 shares on behalf of the Selling Shareholders for resale.

3.

In the future, all 10,000,000 shares of common stock not registered will be eligible for sale pursuant to Rule 144 under the Securities Act. These shares of common stock are restricted from resale under Rule 144 until registered under the Securities Act, or an exemption is applicable.

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, Merchandise Creations, Inc. has 10,593,000 shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record. Merchandise Creations, Inc.’s Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

MCI has never declared or paid any cash dividends on its common stock. For the foreseeable future, MCI intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including MCI’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;
2.	The weighted-average exercise price of the outstanding options, warrants and rights; and
3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In November 2004, Merchandise Creations, Inc. issued 10,000,000 shares of its Common Stock as founders’ shares to Robert B. Turner, the sole officer and director of MCI, at par ($0.001 per share) for cash in the amount of $10,000. We believe that this transaction is exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.	This issuance did not involve underwriters, underwriting discounts or commissions;

2.	Restrictive legends are placed on all certificates issued;

3.	The distribution did not involve general solicitation or advertising; and

4.

The distribution was made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Private Placement

In March 2005, we completed an offering of our common stock to a group of private investors. We issued 593,000 shares of $0.001 par value common stock for cash at $0.05 per share to twenty eight shareholders. The shares bear a restrictive transfer legend. This March 2005 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Merchandise Creations, Inc., including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows. Each purchaser was given the opportunity to ask questions of us. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Merchandise Creations, Inc. was incorporated in the State of Nevada on October 1, 2004. MCI is a development stage company and realized minimal revenues. Our efforts have focused primarily on the execution of our business plan. In pursuit of our objective to become a merchandiser for the music industry, we have signed a merchandise agreement with one artist, Tommy Alverson. No development related expenses have been or will be paid to affiliates of MCI.

During the first quarter of 2005, we initiated our sales efforts. In our initial operating period from inception to December 31, 2005, we generated $7,846 in revenues from sales of promotional merchandise. Our cost of sales since inception was $2,199, which resulted in a gross profit of $5,647 through December 31, 2005.

Total operating expenses were $25,910 for the period from our inception on October 1, 2004 to December 31, 2005. Expenses consisted of commissions paid to Tommy Alverson and Missing Link Group totaling $3,531; $14,293 in professional fees related to the development of our website, accounting fees and various other professional service fees; advertising and promotional expenses of $2,729 and general and administrative expenses of $5,357. After accounting for total expenses, our cumulative net loss for the period from inception to December 31, 2005 was $20,263.

Since our incorporation, we have raised capital through private sales of our common equity. In October 2004, we issued 10,000,000 shares of our common stock at $0.001 per share to Robert Turner, the sole officer and director, in exchange for cash in the amount of $10,000. Additionally, we sold an aggregate of 593,000 shares of our common stock to unrelated third parties for cash proceeds of $29,650.

In order to support our planned ongoing operations for the next 12 months, we must continue to generate sales. However, we cannot guarantee that we will continue to generate any revenues. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We expect to have negative cash flows for the fiscal year 2006, as we have a limited ability to realize cash flows from sales. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-11) form part of the report on the Financial Statements

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004	2

Statement of Operations for the year ended December 31, 2005 and for the period October 1, 2004 (Inception) through
December 31, 2004 with cumulative totals since inception	3

Statement of Changes in Stockholders’ Equity for the year
ended December 31, 2005 and for the period
October 1, 2004 (Inception) through December 31, 2004	4

Statement of Cash Flows for the year ended December 31, 2005 and for the period October 1, 2004 (Inception) through
December 31, 2004 with cumulative totals since inception	5

Notes to the Financial Statements	6-11

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

Merchandise Creations, Inc.

Plano, TX

We have audited the accompanying balance sheets of Merchandise Creations, Inc., a development stage company (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2005 and for the period October 1, 2004 (Inception) through December 31, 2004 with cumulative totals since the Company’s inception October 1, 2004 for the statements of operations, changes in stockholder’s equity, and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merchandise Creations, Inc. as of December 31, 2005 and 2004, and the results of its operations, and cash flows for the year ended December 31, 2005 and for the period October 1, 2004 (Inception) through December 31, 2004 for the period then ended with cumulative totals since inception in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bagell Josephs, Levine & Company, L.L.C.

Bagell Josephs, Levine & Company, L.L.C.

Gibbsboro, New Jersey

March 21, 2006

F1

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$10,785	$6,265
Accounts receivable	2,796	—
Inventory	6,252	1,344

Total Current Assets	19,833	7,609

TOTAL ASSETS	$19,833	$7,609

LIABILITY AND STOCKHOLDERS’ EQUITY

LIABILITY
Current Liability
Accounts payable	$446	$—

Total Current Liability	446	—

Total Liabilities	446	—

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value, 100,000,000 shares authorized,
10,593,000 and 10,000,000 shares issued and outstanding	10,593	10,000
Additional paid-in capital	29,057	—
Deficit accumulated during development stage	(20,263)	(2,391)

Total Stockholders’ Equity	19,387	7,609

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY	$19,833	$7,609

The accompanying notes are an integral part of these financial statements.

F2

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

OCTOBER 1, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 (inception)
	2005	2004	through December 31, 2005

OPERATING REVENUES
Sales	$7,846	$—	$7,846

COST OF SALES	2,199	—	2,199

GROSS PROFIT	5,647	—	5,647

OPERATING EXPENSES
Advertising and promotions	2,729	—	2,729
Commissions	3,531	—	3,531
Professional Fees	12,692	1,601	14,293
General and administrative	4,567	790	5,357
Total Operating Expenses	23,519	2,391	25,910

LOSS FROM OPERATIONS	(17,872)	(2,391)	(20,263)

PROVISION FOR INCOME TAXES	—	—	—

NET (LOSS)	$(17,872)	$(2,391)	$(20,263)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,472,775	10,000,000

NET LOSS PER COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

OCTOBER 1, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-In Capital	Stage	Total

Balance, October 1, 2004	—	$—	$—	$—	$—

Issuance of shares for cash to Founder	10,000,000	10,000	—	—	10,000

Net loss for the period October 1, 2004
(inception) through December 31, 2004	—	—	—	(2,391)	(2,391)

Balance, December 31, 2004	10,000,000	10,000	—	(2,391)	7,609

Issuance of shares for cash	593,000	593	29,057	—	29,650

Net loss for the year ended December 31, 2005	—	—	—	(17,872)	(17,872)

Balance, December 31, 2005	10,593,000	$10,593	$29,057	$(20,263)	$19,387

The accompanying notes are an integral part of these financial statements.

F4

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE

PERIOD OCTOBER 1, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 (inception)
	2005	2004	through December 31,2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(17,872)	$(2,391)	$(20,263)
Adjustments to reconcile net (loss) to net cash
used in operating activities

Accounts receivable	(2,796)	—	(2,796)
Inventory	(4,908)	(1,344)	(6,252)
Accounts payable	446	—	446
Total adjustments	(7,258)	(1,344)	(8,602)

Net cash (used in) operating activities	(25,130)	(3,735)	(28,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	29,650	10,000	39,650

Net cash provided by financing activities	29,650	10,000	39,650

NET INCREASE IN CASH	4,520	6,265	10,785

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	6,265	—	—

CASH AND CASH EQUIVALENTS –
END OF YEAR	$10,785	$6,265	$10,785

SUPPLEMENTAL SCHEDULE OF CASH
PAID DURING THE YEAR FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F5

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF BUSINESS

Merchandising Creations, Inc. (the “Company”), a development stage company, was incorporated in the State of Nevada on October 1, 2004. Merchandising Creations, Inc. (MCI) is a promotional and marketing company specializing in delivering, promoting, and selling custom designed merchandise for bands and artists in the music industry. MCI will offer merchandise promoting a band or artist’s name and/or image, along with the means to sell these products at the concert venues where the band or artist is performing. The Company will also provide a website where all of its clients merchandise could be purchased. MCI will supply the display equipment, lighting, sales equipment, credit card swipe machines, as well as, the actual merchandise to be sold at the band or artist’s performance venue.

The merchandising aspects of the music industry have expanded rapidly in the past several years and growth is expected to continue at a strong pace for the foreseeable future. This offers excellent opportunities for new companies to enter the market. Merchandise Creations intends to address the needs of band/artist customers in the music industry who seek a total package of merchandising services. The packages will encompass the design, production, and delivery of the promotional merchandise, setting up the escrow accounts, and tracking products sold at any performance or on-line.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F6

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

Allowance for Doubtful Accounts

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that no allowance is necessary at December 31, 2005.

Inventory

Inventory consist of promotional merchandise held for sale in the ordinary course of business and are stated at the lower of cost, or market determined on the first-in-first-out basis.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2005.

F7

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

Advertising Costs

Advertising and promotions costs are expensed as incurred. The Company incurred advertising costs of $2,729 and $0 for the year ended December 31, 2005 and for the period October 1, 2004 (Inception) through December 31, 2004, respectively.

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Exchange of Non-Monetary Assets

In December 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of

F8

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

Exchange of Non-Monetary Assets (Continued)

similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2005 and for the period October 1, 2004 (Inception) through December 31, 2004:

		2005	2004

Net Loss		$(17,872)	$(2,391)

Weighted average common shares
	outstanding (Basic)	10,472,775	10,000,000

Options
Warrants		-	-

Weighted average common shares
	outstanding (Diluted)	10,472,775	10,000,000

There are no common stock equivalents outstanding at December 31, 2005 and 2004.

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

F9

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 3 - STOCKHOLDERS’ EQUITY

On October 1, 2004 the Company was formed with one class of common stock, par value $0.001. The Company authorized 100,000,000 shares of common stock.

In October 2004, the Company issued 10,000,000 shares of stock to its founder for cash of $10,000.

In March 2005, the Company issued, via a private placement, 593,000 shares of its common stock for cash of $29,650.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the year ended December 31, 2005 and for the period October 1, 2004 (Inception) through December 31, 2004. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

F10

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2005 and 2004, deferred tax assets consist of the following:

	2005	2004
Deferred tax assets	$6,079	$717
Less: valuation allowance	(6,079)	(717)

Net deferred tax assets	$—	$—

At December 31, 2005 and 2004, the Company had accumulated deficits during the development stage of $20,263 and $2,391 available to offset future taxable income through 2020. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

F11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Merchandise Creations, Inc.’s sole Director is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of Merchandise Creations, Inc.:

Name	Age	Position

Robert B. Turner	44	President, Chief Executive
		Officer, Principal Financial
		Officer and Director

Robert B. Turner has held his office/position since inception, and is expected to hold his office/position until the next annual meeting of Merchandise Creations, Inc.’s stockholders.

Robert B. Turner, President, Chief Executive Officer, and Director: From 2002 through 2005, Mr. Turner was a co-owner of Film Creations & Distribution, a partnership with accounts nationwide that produces videos for various events in Austin, Texas, where he was in charge of new product acquisitions and is responsible for the planning and implementation of all sales initiatives directed to both wholesale and retail customers. From 2000 to 2002, he was the Senior Account Manager for Universal Music & Video Distribution in Dallas, Texas, where he provided service and support of Universal’s products to Blockbuster Entertainment. From 1997 to 2000, Mr. Turner was the Southwest Regional Sales Manager for Trimark Pictures in their Dallas, Texas office, where he was responsible for the planning and implementation of all sales activities, directed to both wholesale and retail customers, in the southwest states of Texas, New Mexico, Arizona, Utah, Colorado, and Oklahoma. Mr. Turner is currently employed by US Food Service as a salesperson. Although Mr. Turner does not have specific experience in music media sales, he is experienced in sales and distribution, specializing in promotional merchandising, retail sales, event planning and finished good production. Mr. Turner has no experience related to public company management or as a principal accounting or principal financial officer.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2006 and had no trading activity in 2005.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer,

principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2005 and 2004, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	-------------------------------				----------------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Robert B. Turner	2005	-	-	-	-	-	-	-
President and CEO	2004	-	-	-	-	-	-	-

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our sole director for services she provides as director of our company.

Employment Contracts and Officers’ Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information regarding the beneficial ownership of our common stock by:

1.	Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.	Each of our directors and executive officers and

3.	All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of	Shares Beneficially Owned	Percentage of Stock
Beneficial Owner	Outstanding (1)

Robert B. Turner	10,000,000	94.4%
8201 Towne Main Drive #1421
Plano, TX 75024

All Officers and	10,000,000	94.4%
Directors as a Group
(1 person)

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of Merchandise Creations, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2004, MCI issued 10,000,000 shares of $0.001 par value common stock to Robert B. Turner, the sole officer and director, in exchange for cash in the amount of $10,000.

Merchandise Creations, Inc. does not lease or rent any property. Mr. Turner, President, provides office space and services at 8201 Towne Main Drive, Plano, Texas, 75024, without charge.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

a. Articles of Incorporation filed on October 1, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

b. Bylaws adopted on October 5, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$3,250.00	$1,500.00
Audit-related fees	476.25	202.50
Tax fees	250.00	-
All other fees	-	-

Total fees	$3,976.25	$1,702.50

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MERCHANDISE CREATIONS, INC.

Signature	Title	Date

/s/ Robert B. Turner	Chief Executive Officer, President	March 29, 2006
Robert B. Turner	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MERCHANDISE CREATIONS, INC.

Signature	Title	Date

/s/ Robert B. Turner	Chief Executive Officer and	March 29, 2006
Robert B. Turner	President

/s/ Robert B. Turner	Secretary/Treasurer
Robert B. Turner	Chief Financial Officer	March 29, 2006