Form 10QSB
period 2006-03-31
Merchandise Creations, Inc.
filed 2006-05-22
CIK 1322387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-1321573

MERCHANDISE CREATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1703887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 Towne Main Drive #1421 Plano, TX	75024
(Address of principal executive offices)	(Zip Code)

(972) 987-5880
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,593,000

MIDNIGHT CANDLE COMPANY

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB for the year ended December 31, 2005 previously filed with the Commission on March 30, 2006, and subsequent amendments made thereto.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET - UNAUDITED

MARCH 31, 2006

ASSET

Current Asset:
Cash and cash equivalents	$6,035
Accounts receivable	2,796
Inventory	5,349

Total Current Assets	14,180

Total Assets	$14,180

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY
Current Liability:
Accounts payable	$446

Total Current Liability	446

Total Liability	446

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized
10,593,000 shares issued and outstanding	10,593
Additional paid-in capital	29,057
Deficit accumulated during the development stage	(25,916)

Total Stockholder’s Equity	13,734

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$14,180

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 (inception)
	2006	2005	through March 31, 2006

OPERATING REVENUES
Sales	$1,205	$5,117	$9,051

COST OF SALES	762	2,199	2,961

GROSS PROFIT	443	2,918	6,090

OPERATING EXPENSES
Advertising and promotions	—	—	2,729
Commissions	361	2,303	3,892
Professional fees	4,964	2,751	19,257
General and administrative expenses	771	1,982	6,128
Total Operating Expenses	6,096	7,036	32,006

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,653)	(4,118)	(25,916)
Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(5,653)	$(4,118)	$(25,916)

NET LOSS PER COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,593,000	10,006,589

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 (inception)
	2006	2005	through March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,653)	$(4,118)	$(25,916)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
Increase in accounts receivable	—	(1,892)	(2,796)
Increase in inventory	903	(7,900)	(5,349)
Increase in accounts payable	—	855	446

Total adjustments	903	(8,937)	(7,699)

Net cash (used in) operating activities	(4,750)	(13,055)	(33,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	29,650	39,650

Net cash provided by financing activities	—	29,650	39,650

NET INCREASE IN
CASH AND CASH EQUIVALENTS	(4,750)	16,595	6,035

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	10,785	6,265	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,035	$22,860	$6,035

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included have been prepared by Midnight Candle Company (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are is some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations for the periods presented.

Merchandise Creations, Inc. (the “Company”), a development stage company, was incorporated in the State of Nevada on October 1, 2004. Merchandising Creations, Inc. (MCI) is a promotional and marketing company that plans to assist bands and artists in the music industry in the State of Texas, design, promote and sell custom designed merchandise. The Company plans to offer music industry customers a total package of merchandising services, including, but not limited to, the design and outsourcing of the manufacture of the promotional merchandise, as well as managing sales at any live performance or on-line.

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

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (FAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of its customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Inventory

Inventories consist of promotional merchandise held for sale in the ordinary course of business and are stated at the lower of cost, or market determined on the first-in-first-out basis.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2006.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relate to the net operating loss carryforwards generated by sustaining deficits during the development stage.

Advertising Costs

Advertising and promotions costs are expensed as incurred. The Company incurred costs of $0 for the three months ended March 31, 2006 and 2005 and $2,729 for the period October 1, 2004 (inception) through March 31, 2006.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company adopted FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company did not issue any options duirng the reporting periods and as such the implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” FAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, FAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, FASB issued FAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest otherthan another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	2006	2005

Net loss	$(5,653)	$(4,118)

Weighted average common
shares outstanding (Basic)	10,593,000	10,006,589

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	10,593,000	10,006,589

There are no common stock equivalents outstanding at March 31, 2006.

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

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period October 1, 2004 (Inception) through March 31, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

At March 31, 2006 and 2005, deferred tax assets consist of the following:

	2006		2005
Deferred tax assets	$7,775		$1,953
Less: valuation allowance	(7,775)		(1,953)
Net deferred tax assets	$-0	-	$-0	-

At March 31, 2006 and 2005, the Company had accumulated deficits during the development stage of $25,916 and $6,509 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Merchandise Creations’ business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, MCI’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004, and have begun to implement our planned operations. Our efforts have focused primarily on the execution of our business plan. In pursuit of our objective to become a merchandiser for the music industry, we have signed a merchandise agreement with one artist, Tommy Alverson. No development related expenses have been or will be paid to affiliates of MCI.

In the three months ended March 31, 2006, we generated $1,205 in revenues. In the prior year ago three months ended March 31, 2005, we initiated our sales efforts, during which time we generated $5,117 in revenues. Sales since our inception on October 1, 2004 through March 31, 2006, was $9,051. We do not have any long-term agreements to sell our products to any single customer or group of customers. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

Our cost of sales for the three months ended March 31, 2006 was $762, which led to a gross profit of $443 for the period. During the three months ended March 31, 2005, cost of sales was $2,199, which resulted in a gross profit of $2,918. Cost of sales from our inception through March 31, 2006 was $2,961, related specifically to sales of our promotion merchandise. The resultant gross profit since our inception on October 1, 2004 was $6,090.

Expenses for the quarter ended March 31, 2006 were $6,096, which consisted of professional fees of $4,964, general and administrative expenses of $771 and commissions paid of $361. In the comparable year ago quarter, we incurred $1,982 in general and administrative expenses, as well as $2,751 in professional fees and $2,303 in commissions, for aggregate expenses of $7,036. Since our inception, we accumulated $32,006 in total expenses, $19,257 of which is due to professional fees, $6,128 in general and administrative expenses, $3,892 in commissions and $2,729 in advertising expenses. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of expenditures related to pursuing our stated business objective of selling promotional merchandise and lack of material revenues, we have incurred net losses since our inception. For the three months ended March 31, 2006, our net loss was $5,653, as opposed to a net loss of $4,118 during the year ago three month period ended March 31, 2005. From the date of our inception to March 31, 2006, we had a cumulative deficit of $25,916. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We have inventory of $5,349 as of March 31, 2006, which we believe we can sell to generate revenues. Generating sales in the next six to 12 months is important to continue as a going concern. However, we cannot guarantee that we will generate such growth. As of March 31, 2006, we had $6,035 of cash on hand, which we believe will be sufficient to continue our operations for at least the next six to twelve months. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

The Company’s board of directors was advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation*

(b) By-Laws*

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on SB-2 previously filed with the SEC on April 29, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANDISE CREATIONS, INC.
(Registrant)

Signature	Title	Date

/s/ Robert Turner	President and	May 22, 2006
Robert Turner	Chief Executive Officer