Form 10QSB
period 2006-06-30
Merchandise Creations, Inc.
filed 2006-08-10
CIK 1322387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50983

MERCHANDISE CREATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1703887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 Towne Main Drive #1421 Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

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

MERCHANDISE CREATIONS, INC.

(A Development Stage Company)

Table of Contents

PART I – FINANCIAL INFORMATION

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

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2006

(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$7,088
Inventory	5,158

Total Current Asset	12,246

Total Asset	$12,246

LIABILITY AND STOCKHOLDERS’ EQUITY

LIABILITY
Current Liability:
Accounts payable	$—

Total Current Liability	—

Total Liability	—

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value, 100,000,000 shares authorized;
10,593,000 shares issued and outstanding	10,593
Additional paid-in capital	29,057
Deficit accumulated during the development stage	(27,404)

Total Stockholders’ Equity	12,246

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY	$12,246

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	June 30,	June 30,	June 30,	June 30,	October 1, 2004 (inception)
	2006	2005	2006	2005	through June 30, 2006

OPERATING REVENUES
Sales	$1,505	$7,846	$300	$2,729	$9,351

COST OF SALES	953	4,928	191	2,729	3,152

GROSS PROFIT	552	2,918	109	—	6,199

OPERATING EXPENSES
Commissions	451	3,531	89	1,228	3,981
Professional fees	5,767	6,224	803	3,473	20,060
General and administrative expenses	1,475	3,371	705	1,289	9,562
Total Operating Expenses	7,693	13,026	1,597	5,990	33,603

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(7,141)	(10,108)	(1,488)	(5,990)	(27,404)
Provision for income taxes	—	—	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(7,141)	$(10,108)	$(1,488)	$(5,990)	$(27,404)

BASIC AND DILUTED LOSS PER COMMON
SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	10,593,000	10,593,000	10,593,000	10,593,000

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			October 1, 2004 (inception)
	2006	2005	through June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,141)	$(10,108)	$(27,404)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,796	(2,796)	—
(Increase) decrease in inventory	1,094	(4,908)	(5,158)
Increase (decrease) in accounts payable	(446)	422	—

Total adjustments	3,444	(7,282)	(5,158)

Net cash (used in) operating activities	(3,697)	(17,390)	(32,562

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	29,650	39,650

Net cash provided by financing activities	—	29,650	39,650

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(3,697)	12,260	7,088

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	10,785	6,265	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7,088	$18,525	$7,088

SUPPLEMENTAL CASH FLOW INFORMATION
During the period, cash was paid for the following:

Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

JUNE 30, 2006 AND 2005

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

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist of promotional merchandise held for sale in the ordinary course of business and are stated at the lower of cost, or market determined on the first-in-first-out basis.

Revenue Recognition

Currently, the Company has one primary source of revenue: the sale of promotional merchandise for local musicians.

The Company’s revenue recognition policy for this source of revenue is as follows: the Company relies on Staff Accounting Bulletin Topic 13, in determining when recognition of revenue occurs. The main criteria that the Company meets when determining when revenue is realized or realizable and earned, is when the Company has persuasive evidence of an order being initiated. Typically, the Company recognizes revenue when orders are placed which usually occurs at live events, thus revenue is usually recognized immediately.

Cost is recorded on the accrual basis as well, when the services are incurred rather than when payment is made.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2006.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

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

Advertising Costs

Advertising and promotions costs are expensed as incurred. The Company incurred costs of $0 for the six months ended June 30,2006 and 2005 and $2,729 for the period October 1, 2004 (inception) through June 30, 2006.

Net (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended
	June 30, 2006	June 30, 2005

Net (loss)	$(7,141)	$(10,108)

Weighted average common shares outstanding (Basic)	10,593,000	10,593,000

Options	—	—
Warrants	—	—

Weighted average common shares outstanding (Diluted)	10,593,000	10,593,000

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The adoption of FAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

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

In October 2004, the Company issued 10,000,000 shares of stock to its officer for cash of $10,000.

In March 2005, the Company issued 539,000 shares of stock in a private placement for cash of $29,650.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 4 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period October 1, 2004 (Inception) through June 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. With the business plan being followed, management believes along with working capital being raised that operations and sales will make the Company a viable entity over the next year.

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

At June 30, 2006 and 2005, deferred tax assets consist of the following:

	June 30, 2006	June 30, 2005

Deferred tax assets	$9,591	$4,375
Less: valuation allowance	(9,591)	(4,375)
Net deferred tax assets	$—	$—

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 5 -	PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2006 and 2005, the Company had accumulated deficits during the development stage of $27,404 and $12,499 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Merchandise Creations, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, MCI’s actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion

We were incorporated in the State of Nevada on October 1, 2004, and have begun to implement our planned operations. Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.	Formation of the company and obtaining start-up capital;
2.	Obtaining capital through sales of our common stock;
3.	Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;
4.	Establishing relationships with suppliers of promotional merchandise and band/artists;
5.	Establishing a website at www.merchandisecreations.com; and
6.	Purchasing an inventory of promotional merchandise for Tommy Alverson.

In the three months ended June 30, 2006, we generated $300 in revenues. In the prior year ago three months ended June 30, 2005, we generated $2,729 in revenues. For the six months ended June 30, 2006, we generated $1,505, which is a decrease of 81% (or $6,341) from revenues of $7,846 generated in the six months ended June 30, 2005. Our management attributes the decline in revenues to Tommy Alverson, our sole merchandising client, seeking revenue opportunities not involving our company. As a result, future sales may be severely adversely impacted. Sales since our inception on October 1, 2004 through June 30, 2006, was $9,351. We do not have any long-term agreements to sell our products to any single customer or group of customers. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

Our cost of sales for the three months ended June 30, 2006 was $191, which led to a gross profit of $109 for the period. During the three months ended June 30, 2005, cost of sales was $2,729, which negated revenues of the same amount. For the six months ended June 30, 2006, cost of sales were $953, resulting in a gross profit of $552 for the period. In the comparable six month period ended June 30, 2005, cost of sales were $4,928, for gross profit of $2,918. Cost of sales from our inception through June 30, 2006 was $3,152, related specifically to sales of our promotion merchandise. The resultant gross profit since our inception on October 1, 2004 was $6,199.

Expenses for the quarter ended June 30, 2006 were $1,597, which consisted of general and administrative expenses of $705, commissions of $89 and professional fees of $803. In the comparable year ago quarter, we incurred $1,289 in general and administrative expenses, as well as $3,473 in professional fees and $1,228 in commissions, for aggregate expenses of $5,990. The decrease in expenditures is partially related to the lack of business generated by our arrangement with Mr. Alverson, as well as a general leveling of expenditures related to formation and development of our organization and infrastructure. Since our inception, we accumulated $33,603 in total expenses, $9,562 of which is due to general and administrative expenses, $3,981 in commissions and $20,060 of which were professional fees. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of expenditures related to pursuing our stated business objective of selling promotional merchandise and lack of material revenues, we have incurred net losses since our inception. For the three months ended June 30, 2006, our net loss was $1,488, as opposed to a net loss of $5,990 during the year ago three month period ended June 30, 2005. From the date of our inception to June 30, 2006, we had a cumulative deficit of $27,404. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in the footnoted financial statements. If our business fails, our investors may face a complete loss of their investment.

We have inventory of $5,158 as of June 30, 2006, which we believe we can sell to generate revenues. Generating sales in the next 6 to 12 months is important to continue as a going concern. However, we cannot guarantee that we will generate such growth. As of June 30, 2006, we had $7,088 in cash on hand, which we believe will be sufficient to continue our operations for at least the next six to twelve months. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next 6 to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

We expect to have negative cash flows for the remainder of fiscal year 2006, as we have a limited ability to realize cash flows from sales. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations. Additionally, we do not believe that our business is subject to seasonal factors. Our management does not expect to incur costs related to research and development. We currently do not own any significant plant or equipment that we would seek to sell in the near future. Our management does not anticipate the need to hire additional full- or part- time employees

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed October 1, 2004 *

(b) By-Laws adopted October 5, 2004 *

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

MERCHANDISE CREATIONS, INC.
(Registrant)

Signature	Title	Date

/s/ Robert B. Turner	President and	August 7, 2006
Robert B. Turner	Chief Executive Officer