Form 10QSB
period 2006-09-30
Merchandise Creations, Inc.
filed 2006-11-13
CIK 1322387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$5,623
Inventory	5,158

Total Current Assets	10,781

Total Asset	$10,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES	$—

Total Liabilities	—

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,593,000 shares issued and outstanding	10,593
Additional paid-in capital	29,057
Deficit accumulated during the development stage	(28,869)

Total Stockholders’ Equity	10,781

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY	$10,781

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	September 30,		September 30,		October 1, 2004 (inception)
	2006	2005	2006	2005	through September 30, 2006

OPERATING REVENUES
Sales	$1,505	$7,846	$—	$—	$9,351

COST OF SALES	953	2,199	—	—	3152

GROSS PROFIT	552	5,647	—	—	6,199

OPERATING EXPENSES
Advertising	—	2,729	—	—	2,729
Commissions	452	3,531	—	—	3,982
Professional fees	5,985	10,687	218	4,463	20,278
General and administrative expenses	2,722	4,079	1,247	807	8,079
Total Operating Expenses	9,160	21,025	1,465	5,270	35,068

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(8,606)	(15,379)	(1,465)	(5,270)	(28,869)
Provision for income taxes	—	—	—	—	—

NET (LOSS) APPLICABLE TO COMMON SHARES	$(8,606)	$(15,379)	$(1,465)	$(5,270)	$(28,869)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,593,000	10,432,260	10,593,000	10,593,000

NET (LOSS) PER COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the nine months		Cumulative Totals
	ended September 30,		October 1, 2004 (inception)
	2006	2005	through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,606)	$(15,379)	$(28,869)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,796	(2,796)	—
(Increase) decrease in inventory	1,094	(4,908)	(5,158)
Increase (decrease) in accounts payable	(446)	446	—

Total adjustments	3,444	(7,258)	(5,158)

Net cash (used in) operating activities	(5,162)	(22,637)	(34,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	29,650	39,650

Net cash provided by financing activities	—	29,650	39,650

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,162)	7,014	5,623

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	10,785	6,265	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,623	$13,279	$5,623

SUPPLEMENTAL CASH FLOW INFORMATION
During the period, cash was paid for the following:

Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed financial statements reflect all adjustments, including normal reoccurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

Certain amounts have been reclassified in the 2005 condensed financial statements to conform to the 2006 presentation. These reclassifications have had no effect on net loss for the nine and three months ended September 30, 2005.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 there were no uninsured balances.

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

Inventory

Inventory consists of promotional merchandise held for sale in the ordinary course of business and is valued at the lower of cost or market, determined using the first-in-first-out (FIFO) basis.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2006.

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

Advertising Costs

Advertising and promotions costs are expensed as incurred. Advertising costs were $0 and $2,729 for the nine months ended September 30, 2006 and 2005, respectively.

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

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended,
	September 30, 2006	September 30, 2005

Net loss	$(8,606)	$(15,379)
Weighted average common shares
outstanding (Basic)	10,593,000	10,432,260

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	10,593,000	10,432,260

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

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

SEPTEMBER 30, 2006

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 3 –	STOCKHOLDERS’ EQUITY

On October 1, 2004 the Company was formed with one class of common stock, par value $0.001. The Company authorized 100,000,000 shares of common stock.

In October 2004, the Company issued 10,000,000 shares of stock to its officer for cash of $10,000.

In March 2005, the Company issued 593,000 shares of stock in a private placement for cash of $29,650.

NOTE 4 –	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period October 1, 2004 (Inception) through September 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

MERCHANDISE CREATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 5 -	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2006 and 2005, deferred tax assets consisted of the following:

	September 30, 2006	September 30, 2005
Deferred tax assets	$9,800	$6,000
Less: valuation allowances	(9,800)	(6,000)
Net deferred tax assets	$—	$—

At September 30, 2006 and 2005, the Company had accumulated deficits during the development stage of approximately $29,000 and $18,000, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

In the three months ended September 30, 2006, we generated no revenues. In the prior year ago three months ended September 30, 2005, we also generated $0 in revenues. For the nine months ended September 30, 2006, we generated $1,505, which is a decrease of 81% (or $6,341) from revenues of $7,846 generated in the nine months ended September 30, 2005. Our management attributes the decline in revenues to Tommy Alverson, our sole merchandising client, seeking revenue opportunities not involving our company. As a result, future sales may be severely and adversely impacted. Sales since our inception on October 1, 2004 through September 30, 2006, were $9,351. We do not have any long-term agreements to sell our products to any other artist or group. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

Our cost of sales for the three months ended September 30, 2006 was $0, which led to a gross profit of $0 for the period. During the three months ended September 30, 2005, cost of sales was $0, which negated revenues of the same amount. For the nine months ended September 30, 2006, cost of sales were $953, resulting in a gross profit of $552 for the period. In the comparable nine month period ended September 30, 2005, cost of sales were $2,199, for gross profit of $5,647. Cost of sales from our inception through September 30, 2006 was $3,152, related specifically to sales of our promotion merchandise. The resultant gross profit since our inception on October 1, 2004 was $6,199.

Expenses for the quarter ended September 30, 2006 were $1,465, which consisted of general and administrative expenses of $1,247and professional fees of $218. In the comparable year ago quarter, we incurred $807 in general and administrative expenses, as well as $4,463 in professional fees, for aggregate expenses of $5,270. The decrease in expenditures is partially related to the lack of business generated by our arrangement with Mr. Alverson, as well as a general leveling of expenditures related to formation and development of our organization and infrastructure. Since our inception, we accumulated $35,068 in total expenses, $8,079 of which is due to general and administrative expenses, $3,982 in commissions, $2,729 for advertising and $20,278 of which were professional fees. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of expenditures related to pursuing our stated business objective of selling promotional merchandise and lack of material revenues, we have incurred net losses since our inception. For the three months ended September 30, 2006, our net loss was $1,465, as opposed to a net loss of $5,270 during the year ago three month period ended September 30, 2005. From the date of our inception to September 30, 2006, we had a cumulative deficit of $28,869. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in the footnoted financial statements. If our business fails, our investors may face a complete loss of their investment.

We have inventory of $5,158 as of September 30, 2006, which we believe we can sell to generate revenues. Generating sales in the next 6 to 12 months is important to continue as a going concern. However, we cannot guarantee that we will generate such growth. As of September 30, 2006, we had $5,623 in cash on hand, which we believe will be sufficient to continue our operations for at least the next six to twelve months. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next 6 to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

MERCHANDISE CREATIONS, INC.
(Registrant)

Signature	Title	Date

/s/ Robert B. Turner	President and	November 1, 2006
Robert B. Turner	Chief Executive Officer