Form 10KSB
period 2006-12-31
INTELLIGENTIAS, INC.
filed 2007-04-13
CIK 1322387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _____________

Commission File Number 333-124460

INTELLIGENTIAS, INC.
(Name of small business issuer in its charter)

Nevada	20-1703887
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

303 Twin Dolphin Drive, 6th Floor, Redwood City, CA	94065
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (650) 632-4526

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

The issuer's revenue for its most recent fiscal year was $0.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the trading symbol “ITLI.” The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of $1.60, which was the closing price on April 5, 2007, is $15,696,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006, was 86,360,000.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

INTELLIGENTIAS, INC.
FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2006

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

TABLE OF CONTENTS

PART I                                                                             4
ITEM 1. DESCRIPTION OF BUSINESS                                                      4
ITEM 2. DESCRIPTION OF PROPERTY                                                     6
ITEM 3. LEGAL PROCEEDINGS                                                          6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 6
PART II                                                                            6
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
 SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                     6
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                         9
ITEM 7. FINANCIAL STATEMENTS                                                              11
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE                                                                                      26
ITEM 8A. CONTROLS AND PROCEDURES                                                   26
ITEM 8B. OTHER INFORMATION                                                           26
PART III                                                                             26
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT                      26
ITEM 10. EXECUTIVE COMPENSATION                                                       28
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS                                                29
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE                                                                  30
ITEM 13. EXHIBITS                                                                 30
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                        31
SIGNATURES                                                                       32

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

Intelligentias, Inc. (the “Company,” “we” or “us”) is a development stage company which was originally incorporated in the State of Nevada on October 1, 2004, as Merchandise Creations, Inc. It acted principally as a promotional and marketing company specializing in delivering, promoting, and selling custom designed merchandise for bands and artists in the music industry (the “Merchandise Distribution Business”).

On December 7, 2006, the Company entered into a Limited Assets Purchase Agreement by and among the Company, SysteamUS, Inc. and Systeam Italy SpA, whereby the Company acquired certain intellectual property associated with SysteamUS’ security software for $5,850,000. Concurrently with the purchase, the Company discontinued its Merchandise Distribution Business and changed its focus to providing homeland security, data retention and tracking software and services to law enforcement agencies, telecommunications companies and Internet service providers.

On December 11, 2006, the Company effected a 20-for-1 forward stock split of its common stock, each having a par value of $0.0001 per share. All share and per share amounts have been retroactively restated to reflect this split.

On December 15, 2006, the Company amended its articles of incorporation to change its name from Merchandise Creations, Inc. to Intelligentias, Inc. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the operating results and assets and liabilities related to the Merchandise Distribution Business have been reflected as discontinued operations in the accompanying financial statements. Unless otherwise noted, amounts in these notes to the financial statements excluded amounts attributable to discontinued operations.

Business of Issuer

Principal Services and Principal Markets

As noted above, December 2006 we acquired intellectual property from SysteamUS, including software that captures and analyzes phone and internet traffic data in real time.

Industry background

After the terrorist attacks of September 11, 2001 in New York and Washington, D.C., March 2004 in Madrid, and July 2005 in London, the European Union saw the need to create a framework harmonizing, across the member states, the obligations of telecommunications companies and Internet service providers (operators) to retain certain traffic data and make it available to the authorities for the purpose of investigating, detecting and prosecuting serious crimes. The E.U. Directive, which must be enacted by E.U. member states at least partially by September 2007, is expected to have a significant impact on telecommunication companies and Internet service providers.

Although most service providers and operators are currently able to fulfill requests from law enforcement agencies, the systems they have in place are not able to comply with the requirements of the E.U. Directive on data retention. These systems cannot accommodate the amount of data to be stored, their mediation and data retrieval systems are not secure enough, and/or the data may not be readily available online to satisfy pressing law enforcement inquiries. Service providers will be obligated to improve their data retention policies.

These obligations will extend, or have already extended in some countries, to service providers offering access to electronic communication networks, including Internet cafés, public libraries, Wi-Fi hotspot providers and hotels, among others. The systems to be deployed will have to be state-of-the-art, in terms of security, protection and timely response. Data must be securely stored and protected from accidental or unlawful access or destruction and, at the same time, be readily available for access and transmission to the law enforcement agencies. Furthermore, in the case of large operators or service providers with operations in multiple countries that centralize their data retention systems, these systems must be compliant with the legislation of the countries where the company operates. The E.U. Directive may be enforced differently in each country.

The cost of implementing such systems is expected to be high. Costs related to increasing storage capacity, making the data available online, integrating systems and software, and adding solutions that filter and retain Internet access and traffic data, may be significant. In addition, providing the required speed and analysis power will add to the cost of implementing a compliant system. Finally, there will be consulting costs associated with aggregating a comprehensive solution, especially for large and multi-country operations.

We believe that the intellectual property we acquired adheres to the European Union data directives and we intend to provide it to Systeam Italy SpA and other companies subject to receiving a royalty from their sales to end users.

Dependence on Major Customers

The intellectual property we own underlies data retention and software products being used by service providers including Telecom Italia, Telecom Italia Mobile, Fastweb, Ferrovie Dello Stato, the Italian Ministry of Defense and 3 Mobile Media Company. Telecommunication companies use our software to keep track of the telephone calls made by their customers, Internet service providers use it to keep track of the websites visited by their subscribers, businesses use it to detect security breaches and malicious behavior, and law enforcement agencies use it to detect criminal activities and aid in the prosecution of perpetrators. This software is successfully capturing and storing billions of data transactions every day and is sold through network equipment providers and systems integrators including Italtel, IBM, Elsag, Kapsch, Unisys, Reksoft, Nokia, Lucent, Alcatel, Sony Ericcson and Nortel and in connection with strategic alliances with some of the world’s best known technology providers, including SS8, Penlink, BEA, Sunrise Telecom, MicroStrategy, Business Objects and Oracle.

To date, the software has been sold primarily to telecommunications companies, Internet service providers, large businesses and law enforcement agencies, primarily in the European Union. As more stringent data retention laws become effective in the United States, Latin America and throughout Asia, customers will be targeted with similar profiles in these regions with strong emerging demand. Under the EU Data Retention Directive, discussed below, communications traffic and location data generated by approximately 500 million people will need to be retained. The U.K.-based Internet Services Provider Association (“ISPA”) estimates the costs (of complying with the E.U. Directive) of storing the terabytes of extra data and implementing a quick retrieval system will approximate $63 million in the first year, and $16 million each subsequent year, for a large Internet service provider with 1 to 2 million customers.

Government Regulation

In response to the terrorist events of 9-11, the London and Madrid train bombings and other malicious events, governments around the world are passing legislation that will aid law enforcement agencies in their fight against criminals, pedophiles and terrorists.

For example:

1.	On May 3, 2006, the European Union passed the E.U. Data Retention Directive that requires all service providers to retain the telephone and web surfing records of their customers- all 25 member states must be in at least partial compliance by September 15, 2007.

2.
On February 6, 2007, a bill was introduced in the U.S. Congress entitled the “Safety Act” which proposed to require every ISP in the U.S. to track their customers' online activities to aid police in future investigations.

3.
Similarly, in 1994, the U.S., Congress passed the Communications Assistance for Law Enforcement Act (“CALEA”) to aid law enforcement in its efforts to conduct surveillance of citizens via digital telephone networks. The Act requires telephone companies to make it possible for law enforcement agencies to tap any phone conversations carried out over its networks, as well as making call detail records (“CDRs”) available on demand. Telco carriers must be in compliance by May 14, 2007. Currently, CALEA does not define the retention period, but it is likely to be 6 to 12 months.

4.
On December 1, 2006, the U.S. Supreme Court approved certain revisions to the Federal Rules of Civil Procedure addressing preservation and discovery of data in electronic media, sometimes known as e-discovery.  As a result, electronically stored information is no longer automatically excluded from discovery requests.

Employees

As of April 5, 2007, we had four (4) employees.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 1,000 square feet of space in San Francisco, California. We pay approximately $3,000 per month in rent under this lease, which expires in August 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2006, a majority of the shareholders agreed to amended the Company’s articles of incorporation to change its name from Merchandise Creations, Inc. to Intelligentias, Inc.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “ITLI.” The high and low closing prices of our common stock for the periods indicated are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

2006	High	Low

First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	$1.04	-

2005	High	Low
First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	-	-

Shares Available Under Rule 144

We have 86,360,000 shares of common stock outstanding, of which 11,860,000 shares are freely tradable and the remaining shares may be sold in the future under Rule 144. In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.	1% of the then outstanding shares of our common stock; or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us. Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. We are unable to estimate the number of shares that may be sold in the future by our stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock by stockholders could adversely affect prevailing market prices.

Holders

As of December 31, 2006, we had 86,360,000 shares of common stock issued and outstanding held by 29 shareholders of record. Our transfer agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;
2.	The weighted-average exercise price of the outstanding options, warrants and rights; and
3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

In November 2004, we issued 200,000,000 shares of our Common Stock as founders' shares to Robert B. Turner, our sole officer and director at the time of the transaction, for cash in the amount of $10,000. We believe that this transaction is exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

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

Sales to Regulation D

In March 2005, we completed an offering of our common stock to private investors. We issued 11,860,000 shares of common stock for cash at $0.0025 per share to 28 shareholders. The shares bear a restrictive transfer legend. This March 2005 transaction (a) involved no general solicitation, (b) involved less than 35 non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about us, including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows. Each purchaser was given the opportunity to ask questions of us. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

Sales of Securities

On December 7, 2006, we conducted a private offering of debt securities, whereby we raised $8,000,000 in debt financing from Vision Opportunity Master Fund, a non-affiliated entity. The terms of the Notes provided that they were due on or before December 7, 2009, bore an interest rate of 5% per annum, payable in cash quarterly, commencing on March 1, 2007 and on the first business day of each subsequent three-month period and contained no prepayment penalty. At any time, the Note was convertible into such number of shares of our common stock as is determined by dividing that portion of the outstanding principal balance under the Note as of such date that Vision elects to convert by the conversion price of $0.44.

In connection with the December 7, 2006 debt offering, Vision was issued warrants to purchase up to 9,000,000 shares of our common stock, of which 6,750,000 warrants are immediately exercisable and the remaining 2,250,000 warrants are exercisable following the date that the Note is fully converted or prepaid. The warrants expire in December 2011.

On December 15, 2006, we repurchased 125,500,000 shares of common stock from our founder for consideration of $20,000.

On March 16, 2007, the Company issued to Vision 1,750,000 restricted shares of common stock in consideration of Vision agreeing to convert the Notes into shares of common stock prior to the maturity date of the Note. The Note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock. In March 2007, Vision exercised 3,000,000 warrants.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We were originally incorporated in the State of Nevada on October 1, 2004, under the name Merchandise Creations, Inc. On December 9, 2006, we entered into and closed a Limited Assets Purchase Agreement with SysteamUS, Inc., a California corporation, pursuant to which we acquired all of SysteamUS’ right, title and interest in and to certain of its assets associated with SysteamUS’ security business. This intellectual property consists of items such as source codes, patents, trade marks, service marks, copy rights, documentation, technical specifications and security software. The aggregate purchase price of the Purchase Agreement was $5,850,000 in cash. This allocation of the purchase price is subject to refinement.

As a result of the Purchase Agreement, our board of directors made a decision to change our business focus from merchandising activities toward developing the security software purchased from SysteamUS. To reflect the shift in our stated business objectives, on December 15, 2006, we filed an amendment to our Articles of Incorporation, changing our name from Merchandise Creations, Inc. to Intelligentias, Inc. Additionally, we determined that our existing remaining inventory was not complementary to expected ongoing operations and should be divested. Due to the change in business, year to year comparisons are not significant, are not a reliable indicator of future prospects, and accordingly are not presented in this annual report.

Our business objective is to provide homeland security, data retention and tracking software and services to law enforcement agencies, telecommunications companies and Internet service providers. We are a development stage company and have realized only minimal revenues. In the years ended December 31, 2006 and 2005, we did not generate any revenues related to our current business objective. Our management cannot predict when, if at all, we will begin to generate revenues.

Results of Operations - Years ended December 31, 2006 and 2005

Selling, General and Administrative

For the year ended December 31, 2006, selling, general and administrative expenses were $599,597, consisting mainly of $587,627 of professional fees attributable to our acquisition of assets from SysteamUS. Other costs of $5,000 and $451 were incurred for advertising and commission costs, respectively.

Amortization

Amortization expense of $130,239 for the year ended December 31, 2006 was recognized as a result of the acquisition of $5,850,000 in intellectual property from SysteamUS and $400,000 in website development costs.

Other Income and Expenses

For the year ended December 31, 2006 and from the period from our inception to December 31, 2006, we recognized interest expense in the amount of $26,301 and $51,852 in amortization expense relative to the warrant and beneficial conversion feature associated with the convertible long-term debt. As we continue to pursue our data retention and security operations, we may issue additional debt securities to provide for our costs of operations. Any further debt issuances will increase the amount of interest we expense. In 2006, we recognized $3,733 in interest income earned from the $1,000,000 loan made to a related party in December.

Loss from Continuing Operations

Without any source of revenues and given that our total operating expenses during the year ended December 31, 2006 were $729,836, as well as other expenses of $74,420, we incurred a loss from continuing operations of $804,256.

Discontinued Operations

As a result of the Purchase Agreement, our board of directors made a decision to change our business focus from merchandising activities toward developing the security software purchased from SysteamUS and determined that our existing remaining inventory was not complementary to expected ongoing operations and should be divested. During the year ended December 31, 2006, we recognized a net loss on discontinued operations in the amount of $24,605, consisting of $19,999 in advertising costs incurred prior to the Purchase Agreement and $5,158 in inventory impairment due to obsolescence offset by $552 in gross profit on sales. In the prior year ended December 31, 2005, we realized a net loss from discontinued operations of $17,872 consisting of professional fees of $12,692, advertising costs of $2,729, commission expenses of $3,531, and general and administrative expenses of $4,567, offset by a gain of $5,647.

Net Loss

Our net loss for the year ended December 31, 2006 was $828,861, which resulted in a net loss per share of $0.00. During the year ended December 31, 2005, we incurred a net loss of $17,872, or $0.00 per share. Our accumulated deficit since inception is $849,124.

Liquidity and Capital Resources

Our operating cash outflows were $1,470,258 for the year ended December 31, 2006, as compared to $7,258 for the year ended December 31, 2005, an increase of $1,463,000.   Most of the increase is attributable to the $1,000,000 loan to a related party.

Investing cash outflows were $6,250,000 for the year ended December 31, 2006 consisting entirely of purchases of intangible assets including $5,850,000 in intellectual property acquired from SysteamUS in conjunction with the Purchase Agreement and $400,000 in website development costs.

Financing cash inflows totaled $7,980,000 for the year ended December 31, 2006 as compared to $29,650 for the year ended December 31, 2005.  In 2006, cash inflows consisted primarily of $8,000,000 in proceeds from the convertible long-term debt offset by $20,000 in outflows from the repurchase of common stock.

Since our incorporation, we have raised capital through private sales of our common equity and debt securities. In October 2004, we issued 200,000,000 shares of our common stock at $0.001 per share to Robert Turner, the then sole officer and director, for $10,000. Additionally, in March 2005, we sold an aggregate of 11,860,000 shares of our common stock to unrelated third parties for cash proceeds of $29,650.

On December 7, 2006, we conducted a private offering of debt securities, whereby we raised $8,000,000 in debt financing from Vision Opportunity Master Fund Ltd., a non-affiliated entity. The notes are due on or before December 7, 2009, bear an interest rate of 5% per annum, payable in cash quarterly, commencing on March 1, 2007 and on the first business day of each subsequent three-month period and contain no prepayment penalty. The Note is secured by our right, title and interest in, to and under and all hereinafter acquired accounts receivable, personal and fixed property and all general intangibles. At any time, the Note is convertible, in whole or in part, at the sole option and discretion of Vision, into such number of shares of our common stock as is determined by dividing that portion of the outstanding principal balance under the Note as of such date that Vision elects to convert by the Conversion Price of $0.44, provided, however, that the Conversion Price shall be subject to adjustment as described in the Note. On March 16, 2007, the Company issued to Vision 1,750,000 restricted shares of common stock in consideration of Vision agreeing to convert the Notes into shares of common stock prior to the maturity date of the Note. The Note was fully converted by the Investor on March 19, 2007 into 18,181,818 shares of common stock.

In connection with the December 7, 2006 debt offering, Vision was issued warrants to purchase up to 9,000,000 shares of our common stock, of which 6,750,000 warrants are immediately exercisable and the remaining 2,250,000 warrants are exercisable following the date that the Note is fully converted or prepaid. The warrants expire in December 2011. A discount of $8,000,000 was attributed to the value of the note, which amount is being amortized over a period of 36 months. As of December 31, 2006, a total of $51,673 has been amortized and recorded as interest expense.

In March 2007, Vision exercised 3,000,000 warrants.

In order to support our planned ongoing operations for the next 12 months, we must generate revenue and cash flow. If we do not generate sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing additional equity or debt securities in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to obtain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We do not have any off-balance sheet arrangements. See Summary of Significant Accounting Policies in Note 3.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.
We currently do not have any material contracts and/or affiliations with third parties.

ITEM 7. FINANCIAL STATEMENTS

Financial information required in response to this Item of Form 10-KSB is set forth at pages F-1 to F-11 of this report.

PAGE
Report of Independent Registered Public Accounting Firm	F1
Balance Sheets	F2
Statements of Operations	F3
Statement of Changes in Stockholders’ Equity	F4
Statements of Cash Flows	F5
Notes to the Financial Statements	F6

INTELLIGENTIAS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intelligentias, Inc.
303 Twin Dolphin Drive, 6th Floor
Redwood City, CA 94101

We have audited the accompanying balance sheets of Intelligentias, Inc., (formerly Merchandise Creations, Inc.) (the “Company”), a development stage company, as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 with cumulative totals since the Company’s inception, October 1, 2004 for the statements of operations, changes in stockholders’ equity and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligentias, Inc., (formerly Merchandise Creations, Inc.) a development stage company, as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 with cumulative totals since inception, October 1, 2004 for the statements of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is currently in the development stage. They have incurred losses since inception. If the Company fails to generate sufficient cash from operations it will need to raise additional equity or borrow additional funds to achieve its objectives. There is no guarantee the Company will be able to generate revenue or raise capital to support current operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

March 26, 2007

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

Cash and cash equivalents	$270,527	$10,785
Interest receivable from related party	3,733	-
Due from related party	1,000,000	-
Current assets of discontinued operations	-	9,048

Total current assets	1,274,260	19,833

Intangible assets, net	6,119,761	-

TOTAL ASSETS	$7,394,021	$19,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$125,343	$-
Accrued interest	26,301	-
Convertible long-term debt, net of discount	51,852	-
Current liabilities of discontinued operations	19,999	446

Total current liabilities	223,495	446

Total liabilities	223,495	446

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 300,000,000 shares authorized;
86,360,000 and 211,860,000 shares issued and outstanding	8,636	21,186
Preferred stock, $0.0001 par value; 200,000,000 shares authorized;
0 and 0 shares issued and outstanding	-	-
Additional paid-in capital	8,011,014	18,464
Deficit accumulated during the development stage	(849,124)	(20,263)

Total stockholders' equity	7,170,526	19,387

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,394,021	$19,833

See accompanying notes to financial statements.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(WITH CUMULATVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 through
	2006	2005	December 31, 2006

REVENUES	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	599,597	-	599,597
Amortization	130,239	-	130,239
Total operating expenses	729,836	-	729,836

OPERATING (LOSS)	(729,836)	-	(729,836)

OTHER INCOME (EXPENSE)
Interest expense	(78,153)	-	(78,153)
Interest income	3,733	-	3,733
Total other (expenses)	(74,420)	-	(74,420)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(804,256)	-	(804,256)

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(804,256)	-	(804,256)

LOSS FROM DISCONTINUED OPERATIONS	(24,605)	(17,872)	(44,868)

NET LOSS APPLICABLE TO COMMON SHARES	$(828,861)	$(17,872)	$(849,124)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:
LOSS PER SHARE - CONTINUING OPERATIONS	$-	$-
LOSS PER SHARE - DISCONTINUED OPERATIONS	-	-
NET LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	206,227,123	209,390,521

See accompanying notes to financial statements.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM OCTOBER 1, 2004 (INCEPTION) THROUGH DECEMBER 31, 2006

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid - In Capital	Stage	Total

Balance, October 1, 2004	-	$-	$-	$-	$-

Issuance of common stock for cash to Founder	200,000,000	20,000	(10,000)	-	10,000

Net loss for the period October 1, 2004
through December 31, 2004	-	-	-	(2,391)	(2,391)

Balance, December 31, 2004	200,000,000	20,000	(10,000)	(2,391)	7,609

Issuance of common stock for cash	11,860,000	1,186	28,464	-	29,650

Net loss for the year ended December 31, 2005	-	-	-	(17,872)	(17,872)

Balance, December 31, 2005	211,860,000	21,186	18,464	(20,263)	19,387

Beneficial conversion feature of convertible long-term debt	-	-	4,808,415	-	4,808,415

Warrants issued in conjunction with convertible long-term debt			3,191,585		3,191,585

Repurchase and retirement of common stock	(125,500,000)	(12,550)	(7,450)		(20,000)

Net loss for the year ended December 31, 2006	-	-	-	(828,861)	(828,861)

Balance, December 31, 2006	86,360,000	$8,636	$8,011,014	$(849,124)	$7,170,526

See accompanying notes to financial statements.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(WITH CUMULATVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 through
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(828,861)	$(17,872)	$(849,124)
Adjustments to reconcile net (loss) to net cash
used in operating activities
Amortization	130,239	-	130,239
Changes in assets and liabilities:
Net assets and liabilities of discontinued operations	28,601	(7,258)	19,999
Interest receivable from related party	(3,733)	-	(3,733)
Receivable from related party	(1,000,000)	-	(1,000,000)
Accounts payable	125,343	-	125,343
Accrued interest	26,301	-	26,301
Discount on notes payable	51,852	-	51,852
Total adjustments	(641,397)	(7,258)	(649,999)

Net cash (used in) operating activities	(1,470,258)	(25,130)	(1,499,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intangible assets	(6,250,000)	-	(6,250,000)

Net cash (used in) investing activities	(6,250,000)	-	(6,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	8,000,000	-	8,000,000
Repurchase of common stock	(20,000)	-	(20,000)
Issuance of common stock	-	29,650	39,650

Net cash provided by financing activities	7,980,000	29,650	8,019,650

NET INCREASE IN CASH	259,742	4,520	270,527

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	10,785	6,265	-

CASH AND CASH EQUIVALENTS -
END OF YEAR	$270,527	$10,785	$270,527

SUPPLEMENTAL SCHEDULE OF CASH
PAID DURING THE YEAR FOR:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

INTELLIGENTIAS, INC
(formerly MERCHANDISE CREATIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Intelligentias, Inc. (the “Company”) is a development stage company which was originally incorporated in the State of Nevada on October 1, 2004, as Merchandise Creations, Inc. as a promotional and marketing company specializing in delivering, promoting, and selling custom designed merchandise for bands and artists in the music industry (the “Merchandise Distribution Business”).

On December 7, 2006, the Company entered into a Limited Assets Purchase Agreement by and between the Company, SysteamUS, Inc. and Systeam Italy, SpA, whereby the Company acquired certain intellectual property associated with SysteamUS’ security software for $5,850,000. Concurrently with the purchase, the Company discontinued its Merchandise Distribution Business and changed its focus to providing homeland security, data retention and tracking software and services to law enforcement agencies, telecommunications companies and Internet service providers.

On December 15, 2006, the Company amended its articles of incorporation to change its name from Merchandise Creations, Inc. to Intelligentias, Inc. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results and assets and liabilities related to the Merchandise Distribution Business have been reflected as discontinued operations in the accompanying financial statements. Unless otherwise noted, amounts in these notes to the financial statements excluded amounts attributable to discontinued operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company is in the development stage and has incurred losses from continuing operations and operational cash outflows since inception, and does not have historical revenues from continuing operations. All losses accumulated since the inception of business have been considered as part of development stage activities.

The Company’s ability to service its long-term debt, and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. If the Company fails to generate sufficient cash from operations, it will need to raise additional equity or borrow additional funds to achieve its objectives. There can be no assurance that the Company will generate sufficient revenues or that equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to bringing its product to the market, and to raising capital.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of the valuation allowance relating to deferred tax assets and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Intangible Assets

Intangible assets consist of values assigned to intellectual property and Internet website development costs. Both the intellectual property and Internet website development costs are being amortized on a straight-line basis over their estimated economic useful lives of 3 years and are stated at cost less accumulated amortization. Intangibles are regularly reviewed for impairment to determine if facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and note payable approximate their fair values based on their short-term nature.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided for those deferred tax assets for which the related benefits will likely not be realized.

Loss per Common Share

Loss per common share has been computed using the weighted average number of common shares outstanding during each period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. For the year ended December 31, 2006, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net loss and were excluded in determining diluted loss per share.

Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation to take effect for the disposal of its operating business.

Advertising Costs

Advertising and promotions costs are expensed as incurred. The Company incurred advertising costs of $24,999 and $2,729 for the years ended December 31, 2006 and 2005, respectively, which have been included in loss from discontinued operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payments, FAS 123R replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is effective January 1, 2006. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140 . This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2006, the FASB issued statement 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 . Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for transactions entered into after the first fiscal year that begins after September 15 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 to its financial position and result of operations.

In September of 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a benefit plan (difference between plan assets at fair value and the benefit obligation) in the statement of financial position as well as to list in other comprehensive income, net of tax, the gains and losses and prior service costs or credit that were accrued during the financial period but were not recognized as part of the net periodic benefit cost under SFAS No. 87 “Employer’s Accounting for Pension” or SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. It also requires all benefit plans (postretirement or otherwise) to be valued at the end of each fiscal year. Companies must disclose in the notes to financial statements any delayed gain or loss related to net periodic benefit cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and does not impact the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the cost to acquire certain intellectual property associated with Systeam US’ security software for $5,850,000 described in Note 1 and the cost to develop the Company’s Internet web site.

Intangible assets were as follows at December 31, 2006:

	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (Years)
Intellectual property	$5,850,000	$(125,806)	$5,724,194	3
Website	400,000	(4,433)	395,567	3
Total intangibles	$6,250,000	$(130,239)	$6,119,761

Amortization expense amounted to $130,239 and $0 for the years ended December 31, 2006 and 2005, respectively, and is expected to be as follows over the next five years:

	Intellectual property	Website
2007	$1,950,000	$133,332
2008	1,950,000	133,332
2009	1,824,194	128,903
2010	-	-
2011	-	-

Total estimated amortization expense	$5,724,194	$395,567

NOTE 5 - CONVERTIBLE LONG-TERM DEBT AND WARRANTS

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the “Notes”). The Notes are due on December 7, 2009, bear interest at a rate of 5% per annum, payable in cash beginning on March 1, 2007 and on the first business day of each subsequent three-month period and contain no prepayment penalty. The Note is secured by the Company’s right, title and interest in current and future accounts receivable, personal and fixed property and intangibles.

At any time, the Note is convertible, in whole or in part, at the option of the holder, into such number of shares of common stock of the Company as is determined by dividing that portion of the outstanding principal balance under the Note as of such date that the holder elects to convert by the conversion price of $0.44, provided, however, that the conversion price shall be subject to adjustment as described in the Note agreement. This Note was converted on March 19, 2007 (See Note 10).

In connection with the issuance of the Notes, the Company issued the Note holder warrants (the “Warrants”) to purchase up to 9,000,000 shares of the Company’s common stock with an exercise price of $0.01, of which 6,750,000 warrants are immediately exercisable and the remaining 2,250,000 warrants are exercisable following the date that the Note is fully converted or prepaid. The Warrants expire in December 2011. The Company allocated the $8,000,000 proceeds to the debt and related Warrants based on their respective fair values.  The aggregate fair value of the Warrants equals $5,310,000 based on the Black-Scholes pricing model using the following assumptions: 5% risk free rate, 100% volatility and expected life of the warrants of 30 months. This amount has been recorded as a discount on the Note with an offset to additional paid-in capital - warrants in the accompanying balance sheet. The Company then computed the effective conversion price of the notes, noting that the notes contain a beneficial conversion feature (“BCF”) in accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  The beneficial conversion feature of $2,690,000 has been recorded as a discount on the Note with an offset to additional paid-in capital - BCF in the accompanying balance sheet. The Warrant and BCF related discounts are being amortized over a period of 36 months. As of December 31, 2006, a total of $51,852 has been amortized and recorded as interest expense. In connection with the issuance of the Notes, the Company entered into a registration rights agreement with the Note holder pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the securities underlying the Note and Warrants. In the event that the Company fails to file a registration statement within 60 days or fails to meet specified deadlines with respect to causing the registration statement to be declared effective, the Company is obligated to pay an amount in cash as liquidated damages equal to 1.5% of the amount of the holder’s initial investment in the Notes up to an aggregate of ten percent of the amount of the holder’s initial investment. In accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, (under which it elected to consider the warrants and registration rights on a combined basis and analyzed under EITF 00-19 consistent with view A of EITF 05-04), the Company has determined that these securities meet the criteria for classification as stockholders’ equity in the accompanying consolidated balance sheet since the maximum potential liquidated damages penalty payable by the Company in cash is less than a reasonable estimate of the difference in fair value between registered and unregistered shares of our common stock

NOTE 6 - STOCKHOLDERS’ EQUITY

On October 1, 2004, the Company was formed with one class of common stock, par value $0.001. The Company was authorized to issue to up 100,000,000 shares of common stock. On November 14, 2006, the Company amended its articles of incorporation to increase the authorized capital stock and decrease par value from 100,000,000 shares of common stock, $0.001 par value, to 500,000,000 shares of capital stock, $0.0001 par value, consisting of 300,000,000 shares of common stock, $0.0001 par value, and 200,000,000 shares of undesignated preferred stock, $0.0001 par value.

In October 2004, the Company issued 200,000,000 shares of common stock to its founder for cash of $10,000.

In March 2005, the Company issued, via a private placement, 11,860,000 shares of its common stock for cash of $29,650.

On December 11, 2006, the Company effected a 20-for-1 forward stock split of its common stock. Par value of the stock decreased from $0.001 per share to $0.0001 per share. All share and per share amounts have been retroactively restated to reflect this split.

On December 15, 2006, the Company repurchased 125,500,000 of common stock from its founder for consideration of $20,000 and immediately retired the shares.

NOTE 7 - PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2006 and 2005, deferred tax assets consist of the following:

	2006	2005
Net operating loss carry forwards	$339,649	$(7,148)
Less: valuation allowance	(339,649)	7,148

	$-	$-

At December 31, 2006 and 2005, the Company had accumulated deficits during the development stage of $849,124 and $20,263, respectively, available to offset future taxable income through 2020. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

The Company’s effective tax rate of 0% differs from federal and state statutory rates due to the effect of the valuation allowance that has been established for all deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

As described in Note 1, “Background and Basis of Presentation”, on December 7, 2006, certain transactions were effected pursuant to an agreement among the Company, SysteamUS, Inc. and Systeam Italy, SpA. In December 2006, the Company loaned a total of $1,000,000 to Systeam Italy SpA (the “Systeam Loans”). The Systeam Loans bear interest at 7.0% per annum and mature in December 2007. Interest income for the year ended December 31, 2006 was $3,733.

In the first quarter of 2007, the Company obtained debt financing from various related parties totaling $600,000 which bears interest at 10% per annum. On the earlier of one year or the closing of any future financing all principal and unpaid accrued interest on the loans will be immediately payable.

NOTE 9 - DISCONTINUED OPERATIONS

As a result of the Purchase Agreement, the Company’s board of directors made a decision to change the business focus from merchandising activities toward developing the security software purchased from SysteamUS and determined that the existing remaining inventory was not complementary to expected ongoing operations and should be divested. During the year ended December 31, 2006, the Company recognized a net loss on discontinued operations in the amount of $24,605, consisting of $19,999 in advertising costs incurred prior to the Purchase Agreement and $5,158 in inventory impairment due to obsolescence, offset by $552 in gross profit on sales. In the prior year ended December 31, 2005, the Company realized a net loss from discontinued operations of $17,872 consisting of professional fees of $12,692, advertising costs of $2,729, commission expenses of $3,531, and general and administrative expenses of $4,567, offset by a gain of $5,647.

NOTE 10 - SUBSEQUENT EVENTS

On March 16, 2007, the Company issued to the Noteholder 1,750,000 restricted shares of common stock in consideration of the holder agreeing to convert the Notes into shares of common stock prior to the maturity date of the Note. The Note was fully converted by the Investor on March 19, 2007 into 18,181,818 shares of common stock.

In March 2007, the Noteholder exercised 3,000,000 warrants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

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

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

Our Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, audit or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Ian Rice	67	Chief Executive Officer and Director

Luigi Caramico(1)	42	President and Director

Mario Mené(1)	42	Chief Technical Officer and Director

Robert Turner	45	Secretary and Treasurer

Royston Hoggarth(2)	44	Director

(1) Appointed as director on March 16, 2007.
(2) Appointed as director on April 2, 2007.

Ian Rice, Chairman and Chief Executive Officer: For twenty five years, Ian has been involved in the funding, development and management of early stage companies. Since November 1985, he has been a consultant to Sigma Limited S.A., a Swiss investment firm that concentrates on development phase technology companies. He was a founder of Oxley Energy Inc. in December 2003. Oxley is a natural gas exploration and production company with assets in Texas and South Africa. Mr. Rice was Chairman of Wall Street Strategies Corporation in New York, a distributor of financial advice, from June 1999 to November 2000. From June 1997 to August 2001, Mr. Rice was Chairman of Ikon Ventures an Italian manufacturer of environmentally friendly chemicals for the detergent industry. Mr. Rice was a founder and a director of the Irish company, Navan Resources PLC, from 1987 until 1993. From 1979 to 1983, Mr. Rice was President of the Carlton Football Club. Carlton won the Australian Rules Football Premiership in 1981 and 1982. In 1972, he founded Dairy Bell Ice Cream, a national manufacturer and distributor of ice cream in Australia. He was Chairman until 1980. From 1969 to 1972, Mr. Rice was a major franchisee of Kentucky Fried Chicken in Australia. Overall he has had commercial experience in twenty-one countries.

Luigi Caramico, President and Director: From 2003 to 2006 was the President, CEO and Cofounder of SysteamUS, Inc. the holding company of Systeam Italy SpA. From 1998 to 2003 he was Chief Technical Officer and Board Member of Systeam SpA. Luigi has expertise in advertising systems, DVD technologies, broadband and digital video processing. Luigi successfully patented a VOD video server and a DVD archiving system. In 1995 Luigi joined Stream SpA, a leading Italian pay-tv company. There he was responsible for a joint project with Microsoft for the localization and implementation of the Microsoft Interactive TV Platform (MiTV) working out of the Redmond (WA) Microsoft Campus. In 1984, he was co-founder partner and technical director of Studio Sistemi Grafici srl, a computer graphics company that created onscreen highlights and statistics for the Sunday afternoon Soccer games, and other programs for the Italian Broadcasting Company's. (RAI1, La7 formerly Tele Montecarlo). He was born in 1965 and he is member of IEEE and New York Academy of Sciences.

Mario Mené, Chief Technical Officer and Director: From 2001 to 2002 Mario was technology advisor for Acantho SpA one of the leading IPTV broadband network operators in Italy, where he co-created its Business and Operations Plan. From 1999 to 2000, he was Chief Technology Officer and Board Member of SysteamUS Inc. In 1999 Mario was DVB area manager in Systeam, for the design and integration of Digital Television Systems. He coordinated Systeam's participation at the European pool for the delivery of DVD authoring systems to VideoCentro, an Italian based company. He designed the satellite platform for the delivery of Digital Television services for Stream, the second largest Italian pay-tv operator. Additionally Mario participated in the creation of the Conditional Access System for Digital Television coordinating the Systeam workgroup in Irdeto/Mindport (Netherlands). Mr. Menè was born in 1965 and obtained a degree cum laude in Electronic Engineering from the University of Rome "La Sapienza". He was Research Assistant at University of Adelaide, Australia and ENEA, the Italian National Agency for New Technologies, Energy and Environment.

Robert B. Turner, Secretary and Treasurer: From 2002 through 2005, Mr. Turner was a co-owner of Film Creations & Distribution, a partnership with accounts nationwide that produces videos for various events in Austin, Texas, where he was in charge of new product acquisitions and is responsible for the planning and implementation of all sales initiatives directed to both wholesale and retail customers. From 2000 to 2002, he was the Senior Account Manager for Universal Music & Video Distribution in Dallas, Texas, where he provided service and support of Universal’s products to Blockbuster Entertainment. From 1997 to 2000, Mr. Turner was the Southwest Regional Sales Manager for Trimark Pictures in their Dallas, Texas office, where he was responsible for the planning and implementation of all sales activities, directed to both wholesale and retail customers, in the southwest states of Texas, New Mexico, Arizona, Utah, Colorado, and Oklahoma. Mr. Turner is currently employed by US Food Service.

Royston Hoggarth, Director: Mr. Hoggarth is currently Chairman of iPSL, a Joint Venture between Lloyds, HSBC, Barclays and Unisys where he manages all of the Company’s cheque processing operations for the U.K. and Ireland. He is also Chairman of IGM Telecom, a Chinese mobile value added service provider specializing in delivering mobile instant messaging. Mr. Hoggarth also holds Non-Executive Director positions at Intercede PLC and Swyx GmbH. From 2003 through 2004, Mr. Hoggarth was Chief Executive Officer of Cable & Wireless UK, Europe and U.S. From 2001 through 2003, he was Chief Executive Officer of Logica’s International business overseeing the Middle East, India, South East Asia, Australia and Americas regions for three years after serving as Supervisory Managing Director for Logica Mobile Networks. Prior to his tenure at Logica PLC, he held various roles at IBM from 1985 through 1996, including General Manager of Retail Solutions, Executive Assistant to the Chairman as well as positions in the Sales, Engineering, and Research and Development departments.

Family Relationships

None.

Board Committees

We currently have no audit compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning compensational matters.

Involvement in Certain Legal Proceedings

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

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, executive officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Table

The following table sets forth, for the three most recent completed fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	-------------------------------				----------------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Ian Rice	2006	-	-	-	-	-	-	-

CEO	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Luigi Caramico	2006	-	-	-	-	-	-	-
President	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Mario Mené	2006	-	-	-	-	-	-	-
CTO	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Robert Turner	2006	-	-	-	-	-	-	-
Secretary/Treasurer	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Director Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services provided as directors of our company.

Employment Contracts and Officers' Compensation

Effective December 15, 2006, the Company entered into a consultancy agreement with Ian Rice in which he agreed to serve as the Chief Executive Officer. Ian Rice also agreed to serve, if elected, as the Chairman of the Board of Directors of the Company. Under the agreement he will receive compensation of approximately $240,000.

We have no post-termination or change in control obligations.

Equity Awards in 2006

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 5, 2007 certain information regarding the beneficial ownership of our common stock by:

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class(1)

Common	Lusk Family Trust	30,700,000	38.35%
Common	Vision Opportunity Master Fund, Ltd.	32,931,818	32.77%
Common	Robert B. Turner, Secretary and Treasurer	11,500,000	14.36%
Common	Kattegat, Ltd.	9,000,000	11.24%
Common	Ian Rice, Chairman and Chief Executive Officer	4,300,000	5.37%

	All Directors and Officers as a group	15,800,000	15.72%

Notes:

1.	Percent of class is based upon an aggregate of 100,491,818 shares issued and outstanding as of April 5, 2007.

Change in Control

No arrangements exist that may result in a change of control of Intelligentias, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

In November 2004, the Company issued 200,000,000 shares of common stock to Robert B. Turner, the then sole officer and director, in exchange for cash in the amount of $10,000.

On December 7, 2006, we conducted a private offering of debt securities, whereby we raised $8,000,000 in debt financing from Vision Opportunity Master Fund Ltd., a non-affiliated entity. The notes are due on or before December 7, 2009, bear an interest rate of 5% per annum, payable in cash quarterly, commencing on March 1, 2007 and on the first business day of each subsequent three-month period and contain no prepayment penalty. At any time, the Note is convertible into such number of shares of our common stock as is determined by dividing that portion of the outstanding principal balance under the Note as of such date that Vision elects to convert by the Conversion Price of $0.44. In connection with the December 7, 2006 debt offering, Vision was issued warrants to purchase up to 9,000,000 shares of our common stock, of which 6,750,000 warrants are immediately exercisable and the remaining 2,250,000 warrants are exercisable following the date that the Note is fully converted or prepaid. The warrants expire in December 2011.

On March 16, 2007, the Company issued to Vision 1,750,000 restricted shares of common stock in consideration of the holder agreeing to convert the Notes into shares of common stock prior to the maturity date of the Note. The Note was fully converted by the Investor on March 19, 2007 into 18,181,818 shares of common stock. In March 2007, Vision exercised 3,000,000 warrants.

The Board of Directors has determined that Royston Hoggarth is the only member of the Board of Directors that qualifies as an independent director under NASDAQ’s definition of independence.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

a. Limited Assets Purchase Agreement (1)

3	Articles of Incorporation & By-Laws

a. Articles of Incorporation filed on October 1, 2004 (2)

b. Amendment to Articles of Incorporation filed on December 15, 2006 (3)
c. Bylaws adopted on October 5, 2004 (2)

10	Material Contracts

a. Note and Warrant Purchase Agreement (5)
b. Letter Agreement (5)
c. Form of Convertible Note (5)
d. Registration Rights Agreement (5)
e. Escrow Agreement (4)
f. Form of Series A Warrant (5)
g. Note Conversion Letter Agreement (6)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:
(1)	Incorporated by reference herein filed as an exhibit to the Current Report on Form 8-K, previously filed on December 14, 2006.
(2)	Incorporated by reference herein filed as an exhibit to the Registration Statement on Form SB-2, as amended, initially filed with the SEC on March 29, 2005.
(3)	Incorporated by reference herein filed as an exhibit to the Current Report on Form 8-K, previously filed with the SEC on December 21, 2006.
(4)	Incorporated by reference herein filed as an exhibit to the Current Report on Form 8-K, previously filed on December 12, 2006.
(5)	Incorporated by reference herein filed as an exhibit to the Current Report on Form 8-K, previously filed on December 19, 2006.
(6)	Incorporated by reference herein filed as an exhibit to the Current Report on Form 8-K, previously filed on March 21, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005

Audit fees	$7,273.75	$3,250.00
Audit-related fees	101.25	476.25
Tax fees	275.00	250.00
All other fees	-	-

Total fees	$7,650.00	$3,976.25

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: April 13, 2007                                INTELLIGENTIAS, INC.

By:	/s/ Ian Rice
Ian Rice
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

By:	/s/ Robert Turner
Robert Turner
Secretary and Treasurer
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTELLIGENTIAS, INC.

Signature	Title	Date

/s/ Ian Rice	Chief Executive Officer and	April 13, 2007
Ian Rice	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Luigi Caramico	President and Director	April 13, 2007
Luigi Caramico

/s/ Mario Mené	Chief Technology Officer and Director	April 13, 2007
Mario Mené

/s/ Robert Turner	Secretary and Treasurer	April 13, 2007
Robert Turner	(Principal Financial and Accounting Officer)

/s/ Royston Hoggarth	Director	April 13, 2007
Royston Hoggarth