Form 10QSB
period 2007-03-31
INTELLIGENTIAS, INC.
filed 2007-05-15
CIK 1322387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ]   No [X]

Number of shares outstanding of common stock, as of the latest practicable date: 109,491,818 as of May 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

INTELLIGENTIAS, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 7,934	$ 270,527
Interest receivable from related party	22,585	3,733
Due from related party	1,385,000	1,000,000
Total current assets	1,415,519	1,274,260

Intangible assets, net	5,598,928	6,119,761
Fixed assets, net	66,341	-

TOTAL ASSETS	$ 7,080,788	$ 7,394,021

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 38,750	$ 125,343
Accrued wages payable	60,000	-
Accrued interest	5,194	26,301
Notes payable	450,000	-
Notes payable, related parties	150,000	-
Convertible long-term debt, net of discount	-	51,852
Current liabilities of discontinued operations	-	19,999
Total current liabilities	703,944	223,495
Total liabilities	703,944	223,495

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 300,000,000 shares authorized;
109,491,818 and 86,360,000 shares issued and outstanding	10,949	8,636
Preferred stock, $0.0001 par value; 200,000,000 shares authorized;
0 and 0 shares issued and outstanding	-	-
Additional paid-in capital	19,672,502	8,011,014
Deficit accumulated during the development stage	(13,306,607)	(849,124)
Total stockholders' equity	6,376,844	7,170,526
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,080,788	$ 7,394,021

See accompanying notes to the condensed unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 through
	2007	2006	March 31, 2007
REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	764,336	-	1,363,933
Amortization and depreciation	521,156	-	651,395
Total operating expenses	1,285,492	-	2,015,328

OPERATING (LOSS)	(1,285,492)	-	(2,015,328)

OTHER INCOME (EXPENSE)
Interest expense	(11,190,843)	-	(11,268,996)
Interest income	18,852	-	22,585
Total other (expenses)	(11,171,991)	-	(11,246,411)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(12,457,483)	-	(13,261,739)

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(12,457,483)	-	(13,261,739)

LOSS FROM DISCONTINUED OPERATIONS	-	(5,653)	(44,868)

NET LOSS APPLICABLE TO COMMON SHARES	$ (12,457,483)	$ (5,653)	$ (13,306,607)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:
LOSS PER SHARE - CONTINUING OPERATIONS	$ (0.14)	$ -
LOSS PER SHARE - DISCONTINUED OPERATIONS	-	-
NET LOSS PER COMMON SHARE	$ (0.14)	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	90,472,323	211,860,000

See accompanying notes to the condensed unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 through
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (12,457,483)	$ (5,653)	$ (13,306,607)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Amortization and depreciation	521,156	-	651,395
Amortization of discount on notes payable	7,948,148	-	8,000,000
Expense associated with issuance of common stock to
to induce conversion of convertible long-term debt	3,263,801	-	3,263,801
Non-cash expense associated with issuance of
common stock to consultants	370,000	-	370,000
Changes in assets and liabilities:
Net assets and liabilities of discontinued operations	(19,999)	903	-
Interest receivable from related party	(18,852)	-	(22,585)
Accounts payable	(86,593)	-	38,750
Accrued wages payable	60,000	-	60,000
Accrued interest	(21,107)	-	5,194
Total adjustments	12,016,554	903	12,366,555
Net cash (used in) operating activities	(440,929)	(4,750)	(940,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(66,664)	-	(66,664)
Due from related party	(385,000)	-	(1,385,000)
Acquisitions of intangible assets	-	-	(6,250,000)
Net cash (used in) investing activities	(451,664)	-	(7,701,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	450,000	-	8,450,000
Proceeds from related party notes payable	150,000	-	150,000
Repurchase of common stock	-	-	(20,000)
Exercise of warrants	30,000	-	30,000
Proceeds from issuance of common stock	-	-	39,650
Net cash provided by financing activities	630,000	-	8,649,650

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(262,593)	(4,750)	7,934

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	270,527	10,785	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 7,934	$ 6,035	$ 7,934

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
Conversion of convertible long-term debt	$ 8,000,000	$ -	$ -

See accompanying notes to the condensed unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid - In Capital	Stage	Total

Balance, October 1, 2004	-	$ -	$ -	$ -	$ -

Issuance of common stock for cash to Founder	200,000,000	20,000	(10,000)	-	10,000

Net loss for the period October 1, 2004
through December 31, 2004	-	-	-	(2,391)	(2,391)

Balance, December 31, 2004	200,000,000	20,000	(10,000)	(2,391)	7,609

Issuance of common stock for cash	11,860,000	1,186	28,464	-	29,650

Net loss for the year ended December 31, 2005	-	-	-	(17,872)	(17,872)

Balance, December 31, 2005	211,860,000	21,186	18,464	(20,263)	19,387

Beneficial conversion feature of convertible long-term debt	-	-	4,808,415	-	4,808,415

Warrants issued in conjunction with convertible long-term debt			3,191,585		3,191,585

Repurchase and retirement of common stock	(125,500,000)	(12,550)	(7,450)		(20,000)

Net loss for the year ended December 31, 2006	-	-	-	(828,861)	(828,861)

Balance, December 31, 2006	86,360,000	8,636	8,011,014	(849,124)	7,170,526

Conversion of long term debt	18,181,818	1,818	7,998,182		8,000,000

Exercise of warrants	3,000,000	300	29,700		30,000

Issuance of common stock for services performed	200,000	20	369,980		370,000

Issuance of common stock for conversion of long-term debt	1,750,000	175	3,263,626		3,263,801

Net loss for the quarter ended March 31, 2007				(12,457,483)	(12,457,483)

Balance, March 31, 2007	109,491,818	$ 10,949	$ 19,672,502	$ (13,306,607)	$ 6,376,844

See accompanying notes to the condensed unaudited financial statements.

INTELLIGENTIAS, INC

(formerly MERCHANDISE CREATIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On December 15, 2006, the Company amended its articles of incorporation to change its name from Merchandise Creations, Inc. to Intelligentias, Inc. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results and assets and liabilities related to the Merchandise Distribution Business have been reflected as discontinued operations in the accompanying unaudited financial statements. Unless otherwise noted, amounts in these notes to the unaudited financial statements excluded amounts attributable to discontinued operations.

The accompanying condensed unaudited financial statements as of March 31, 2007, and for the quarters ended March 31, 2007 and March 31, 2006, respectively, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

The Company’s ability to service its debt, and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. If the Company fails to generate sufficient cash from operations, it will need to raise additional equity or borrow additional funds to achieve its objectives. There can be no assurance that the Company will generate sufficient revenues or that equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	March 31,	December 31,
	2007	2006
Intellectual property	$ 5,850,000	$ 5,850,000
Website	400,000	400,000
Total	6,250,000	6,250,000
Less: Accumulated amortization	(651,072)	(130,239)
Intangibles, net	$ 5,598,928	$ 6,119,761

	March 31,	December 31,
	2007	2006
Office equipment	$ 66,664	$ -
Less: accumulated depreciation	(323)	-
Fixed assets, net	$ 66,341	$ -

Amortization expense amounted to $520,833 and $0 for the periods ended March 31, 2007 and 2006, respectively.   Depreciation expense was $323 and $0 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4 - COMMON STOCK, CONVERTIBLE LONG-TERM DEBT AND WARRANTS

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the “Note”).  On March 16, 2007, the Company issued the Note holder 1,750,000 shares of common stock as an inducement to convert the entire Note into common stock.  The Note was fully converted by the holder on March 19, 2007 into 18,181,818 shares of common stock.  The Company recognized $3,263,801 in interest expense related to the fair value of the common stock issued to the Note holder to induce conversion.  The Company also recognized the unamortized debt discount on the Note of $7,948,148 as interest expense in the accompanying unaudited condenced statements of operations for the three months ended March 31, 2007.

In connection with the issuance of the Note, the Company issued the Note holder warrants (the “Warrants”) to purchase up to 9,000,000 shares of the Company’s common stock with an exercise price of $0.01.   The Note holder exercised 3,000,000 warrants for $30,000 during the three months ended March 31, 2007.

On March 16, 2007, the Company issued 200,000 shares of common stock to two consultants for services performed during the three months ended March 31, 2007.  The Company valued these grants at $370,000 based on the fair market value of the Company’s common stock on the date of issuance and recognized the amount as selling, general and administrative expense in the accompanying unaudited  financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

As described in Note 1, “Background and Basis of Presentation”, on December 7, 2006, certain transactions were effected pursuant to an agreement among the Company, SysteamUS, Inc. and Systeam Italy, SpA.   In December 2006, the Company loaned a total of $1,000,000 to Systeam Italy SpA (the “Systeam Loans”).  In the first quarter of 2007, the Company loaned another $385,000 in Systeam Loans.  The Systeam Loans bear interest at 7.0% per annum and mature one year from the loan dates.  Interest income for the three months ended March 31, 2007 was $18,852.

In the first quarter of 2007, the Company obtained debt financing of $150,000 from a related party which bears interest at 10% per annum.  On the earlier of one year or the closing of any future financing all principal and unpaid accrued interest on the loans will be immediately payable.

NOTE 6 - SUBSEQUENT EVENTS

In April and May 2007, the Company received loans totaling $650,000 from non-affiliated parties and $45,000 from one of its officers.  These Notes bear interest at 10% per annum.  On the earlier of one year or the closing of any future financing resulting in gross proceeds in excess of $4,000,000 principal and unpaid accrued interest on the loans will start to become payable.   In connection with the issuance of the Notes, the Company issued to the Note holders warrants to purchase up to 812,500 shares in total of the Company’s common stock with an exercise price of $0.80.

Effective April 16, 2007, the Company hired Lewis W. Moorehead as our Chief Financial Officer (“CFO”).  Under Mr. Moorehead’s employment agreement, he will receive an annual base salary of $200,000 and be entitled to receive bonus payments at levels at least commensurate with bonuses paid to the Senior Executives of the Company.  In addition, Mr. Moorehead also received an aggregate of 2,000,000 stock options, which vest and become exercisable (a) two hundred thousand (200,000) ninety days from the Effective Date; (b) nine hundred thousand (900,000) one year from the Effective Date; and (c) nine hundred thousand (900,000) two years from the Effective Date.  The exercise price for the options was determined by the closing market price of the common stock on the date of grant. In connection with the employment agreement, the Company also entered into an Indemnification Agreement which contains provisions that may require us to, among other things: indemnify Mr. Moorehead against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and Intelligentias’ bylaws and certificate of incorporation and advance Mr. Moorehead’s expenses incurred as a result of any proceeding against him as to which he could be indemnified.

On April 20, 2007 we executed an agreement to acquire all of the outstanding common stock of Systeam Italy SpA from Systeam US, Inc. The acquisition will result in Intelligentias's acquiring all of the outstanding common stock of Systeam Italy, SpA allowing us to obtain all of Systeam SpA's contracts with service providers, strategic alliance partners, network equipment providers, and systems integrators. Systeam SpA must provide its audited statements to us within 60 days of the closing of the transaction, which is expected to be completed on or before June 30, 2007.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to establish a customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this report, words such as  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

We were originally incorporated in the State of Nevada on October 1, 2004, under the name Merchandise Creations, Inc.  On December 9, 2006, we entered into and closed a Limited Assets Purchase Agreement with SysteamUS, Inc. pursuant to which we acquired all of SysteamUS’ right, title and interest in and to certain of its assets associated with SysteamUS’ security business.  This intellectual property consists of items such as source codes, patents, trade marks, service marks, copy rights, documentation, technical specifications and security software.  The aggregate purchase price was $5,850,000 in cash.   This allocation of the purchase price is subject to refinement.

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

Our business objective is to provide homeland security, data retention and tracking software and services to law enforcement agencies, telecommunications companies and Internet service providers.  We have not generated any revenues related to our current business objective.  Our management cannot predict when, if at all, we will begin to generate revenues.

Recent Developments

Amendment of Bylaws

On March 15, 2007, we amended our by-laws in order to increase the number of directors authorized to serve on the Board of Directors from three directors to seven directors.

Appointment of Directors

On March 16, 2007, we appointed the following individuals to fill vacancies in the Board of Directors:

Luigi Caramico is the President of the Registrant. From 2003 to 2006, Mr. Caramico was the President, CEO and Cofounder of SysteamUS, Inc. the holding company of Systeam Italy SpA. From 1998 to 2003 he was Chief Technical Officer and Board Member of Systeam SpA. Mr. Caramico has expertise in advertising systems, DVD technologies, broadband and digital video processing. Mr. Caramico successfully patented a VOD video server and a DVD archiving system. In 1995 Mr. Caramico joined Stream SpA, a leading Italian pay-tv company. There he was responsible for a joint project with Microsoft for the localization and implementation of the Microsoft Interactive TV Platform (MiTV) working out of the Redmond (WA) Microsoft Campus. In 1984, he was co-founding partner and technical director of Studio Sistemi Grafici srl, a computer graphics company that created onscreen highlights and statistics for the Sunday afternoon soccer games, and other programs for the Italian Broadcasting Company’s. (RAI1, La7 formerly Tele Montecarlo). He was born in 1965 and he is member of IEEE and New York Academy of Sciences.

Mario Mené is the Chief Technical Officer of the Registrant. From 2001 to 2002 Mr. Mené was technology advisor for Acantho SpA one of the leading IPTV broadband network operators in Italy, where he co-created its Business and Operations Plan. From 1999 to 2000, he was Chief Technology Officer and Board Member of SysteamUS Inc. In 1999 Mario was DVB area manager of Systeam SpA, for the design and integration of Digital Television Systems. He coordinated Systeam’s participation at the European pool for the delivery of DVD authoring systems to VideoCentro, an Italian based company. He designed the satellite platform for the delivery of Digital Television services for Stream, the second largest Italian pay-tv operator. Additionally Mario participated in the creation of the Conditional Access System for Digital Television coordinating the Systeam workgroup in Irdeto/Mindport (Netherlands). Mr. Menè was born in 1965 and obtained a degree cum laude in Electronic Engineering from the University of Rome “La Sapienza”. He was Research Assistant at University of Adelaide, Australia and ENEA, the Italian National Agency for New Technologies, Energy and Environment.

On April 2, 2007, the following director was appointed to fill vacancies in the Board of Directors:

Royston Hoggarth has gained experience from senior management positions in several telecom, wireless and technology services companies, including as chief operating officer of Cable & Wireless PLC, one of the world’s leading international communications companies and of Logica PLC, an IT software intergration company. From 1985 to 1996, Mr. Hoggarth held various senior positions at IBM. Currently, Mr. Hoggarth serves as Managing Director of Strategic Capital Ltd, an investment banking firm focusing on telecom and IT services. He also serves as chairman of the board of directors of IPSL Ltd, a joint venture between HSBC, LloydsTSB, Barclays and Unisys providing payment processing services and of ANT PLC, a leading provider of embedded software for Internet Protocol Television. Mr. Hoggarth is also venture partner of Wellington Partners Venture Capital based in Munich.

Acquisition of Systeam Italy SpA

On April 20, 2007 we executed an agreement to acquire all of the outstanding common stock of Systeam Italy SpA from Systeam US, Inc. The acquisition will result in Intelligentias's acquiring all of the outstanding common stock of Systeam Italy, SpA allowing us to obtain all of Systeam SpA's contracts with service providers, strategic alliance partners, network equipment providers, and systems integrators. Systeam SpA must provide its audited statements to us within 60 days of the closing of the transaction, which is expected to be completed on or before June 30, 2007.

Signing of Term Sheet with Datakom GmbH

On April 21, 2007 we executed a non-binding term sheet to purchase, for cash and Intelligentias common stock, all of the outstanding common stock of Datakom GmbH, located in Munich, Germany.  Datakom has been in the Network Monitoring and intelligence-gathering business for over twenty years, and specializes in information sent via telecommunications systems and the internet. Their products are currently in use by several European and Middle Eastern telecom carriers and law enforcement agencies.  We expect to sign a purchase agreement in June 2007.

Second Quarter Loans

In April and May 2007, the Company received loans totaling $650,000 from non-affiliated parties and $45,000 from one of its officers.  These Notes bear interest at 10% per annum and are due on the earlier of one year or the closing of any future financing resulting in gross proceeds in excess of $4,000,000 principal and unpaid accrued interest on the loans will start to become payable.   In connection with the issuance of the Notes, the Company issued to the Note holders warrants to purchase up to 812,500 shares of the Company’s common stock with an exercise price of $0.80.

Results of Operations - Three months ended March 31, 2007 and 2006

Selling, General and Administrative

For the three months ended March 31, 2007, selling, general and administrative expenses were $764,336, consisting of $501,260 in professional fees (of which $370,000 related to the issuance of common stock to technical consultants for services performed during the period and $131,260 in accounting and legal fees), $150,440 in advertising costs, and $60,000 in executive compensation.  Other costs of $52,636 were incurred for insurance and other general expenses.

Amortization and Depreciation

Amortization expense of $520,833 for the three months ended March 31, 2007 was recognized as a result of the acquisition of $5,850,000 in intellectual property from SysteamUS and $400,000 for website development.  Depreciation expense of $323 for the three months ended March 31, 2007 was recognized as a result the acquisition of equipment in March 2007.

Other Income and Expenses

For the year three months ended March 31, 2007, we recognized the remaining unamortized debt discount of $7,948,149 as interest expense due to the conversion of the convertible long-term debt.  We also recognized $3,237,500 in interest expense as a result of the issuance of 1,750,000 shares of common stock as an inducement for the conversion of the convertible long-term debt.

Additionally, we incurred $5,194 in interest expense relative to debt in the amount of $600,000 incurred during the first quarter of 2007.

For the three months ended March 31, 2007, we recognized $18,852 in interest income earned from the $1,385,000 in total loans made to a related party in 2006 and 2007.

Loss from Continuing Operations

Without any source of revenues and given that our total operating expenses during the three months ended March 31, 2007 were $1,285,492, as well as other expenses of $11,171,991, we incurred a loss from continuing operations of $12,457,483.

Discontinued Operations

As a result of the Purchase Agreement, our board of directors made a decision to change our business focus from merchandising activities toward developing the security software purchased from SysteamUS.  During the year three months ended March 31, 2006, we recognized a net loss on discontinued operations in the amount of $5,653, consisting of professional fees of $4,964, general and administrative expenses of $771 and commission expense of $361 offset by $443 in gross profit on sales.

Net Loss

Our net loss for the three months ended March 31, 2007 and 2006 was $12,457,483 and $5,653, respectively, which resulted in a net loss per share of $0.14 and $0.00, respectively.  Our accumulated deficit since inception is $13,306,607.

Liquidity and Capital Resources

Our operating cash outflows were $440,929 for the three months ended related primarily to charges for advertising and professional fee incurred during 2007.

Investing cash outflows were $451,664 for the three months ended March 31, 2007 consisting of purchases of digital storage equipment of $66,664 and $385,000 in loans made to Systeam Italy SpA, a related party.

Financing cash inflows totaled $630,000 for the three months ended March 31, 2007 which consisted of $600,000 in proceeds from loans received in the first quarter, of which $150,000 were from related parties, as well as $30,000 in proceeds from the exercise of warrants.

On December 7, 2006, we conducted a private offering of debt securities, whereby we raised $8,000,000 in debt financing from Vision Opportunity Master Fund Ltd. (“Vision”), a non-affiliated entity.  On March 16, 2007, the Company issued to Vision 1,750,000 shares of common stock in consideration of Vision agreeing to convert the debt into shares of common stock. The Note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock.  As a result of this conversion a total of $11,585,648 in interest expense was recognized during the first quarter of 2007.

In order to support our planned ongoing operations for the next 12 months, we must generate revenue and cash flow.  If we do not generate sufficient cash flow to support our operations over the next 12 months, we may need to raise capital by issuing additional equity or debt securities in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to obtain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company's financial condition, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140 . This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15 2006. The adoption of this statement did not have an impact on the Company's financial condition, results of operations or cash flows.

In March 2006, the FASB issued statement 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 . Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for transactions entered into after the first fiscal year that begins after September 15 2006. The adoption of this statement did not have an impact on the Company's financial condition, results of operations or cash flows.

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

Item 3.     Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits.

Exhibit Number	Description	By Reference from Document
10.1	Employment Agreement, dated effective as of April 16, 2007, between the registrant and Lewis W. Moorehead	*
10.2	Incentive Stock Option Agreement, dated effective as of April 16, 2007, between registrant and Lewis W. Moorehead	*
10.3	Indemnification Agreement, dated effective as of April 16, 2007, between the registrant and Lewis W. Moorehead	*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENTIAS, INC.
(Registrant)

Signature	Title	Date

/s/ Ian Rice	Chief Executive Officer and	May 14, 2007
Ian Rice	Chairman of the Board of Directors
(principal executive officer)

/s/ Lewis W. Moorehead	Chief Financial Officer	May 14, 2007
Lewis W. Moorehead	(principal financial and accounting officer)