Form 10QSB
period 2007-06-30
INTELLIGENTIAS, INC.
filed 2007-08-20
CIK 1322387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

Number of shares outstanding of common stock, as of the latest practicable date: 128,491,818 as of July 12, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

INTELLIGENTIAS, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Restated)
Cash and cash equivalents	$ 1,545,720	$ 270,527
Accounts receivable (net of allowance of $193,203 in 2007)	1,472,752	-
Unbilled fees and costs	560,858	-
Prepaid expenses and other current assets	838,202	-
Interest receivable from related party	-	3,733
Due from related party	-	1,000,000
Other receivables	711,778	-
Inventory	45,531	-
Income taxes receivable	93,426	-
Total current assets	5,268,267	1,274,260

Intangible assets, net	40,955,647	6,119,761
Fixed assets, net	1,383,590	-
Long-term restricted investments	2,346,034	-
Deposits	877,963	-
Other assets	126,420	-
TOTAL ASSETS	$ 50,957,921	$ 7,394,021

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 1,980,104	$ 145,343
Accrued expenses	7,864,530	26,301
Deferred revenue	1,846,055	-
Short-term borrowings, net of discount	2,213,681	-
Acquisition payable	8,500,000	-
Short-term borrowings, related party	245,000	-
Derivative warrant liability	11,212,350	9,280,800
Convertible long-term debt, net of discount	-	51,852
Total current liabilities	33,861,720	9,504,296
Accrued pension plan liabilities	2,188,673	-
Total liabilities	36,050,393	9,504,296

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 300,000,000 shares authorized;
114,555,468 and 77,360,000 shares issued and outstanding	12,355	8,636
Preferred stock, $0.0001 par value; 200,000,000 shares authorized;
0 and 0 shares issued and outstanding	-	-
Additional paid-in capital	38,449,799	2,701,014
Accumulated other comprehensive loss	(24,313)	-
Accumulated deficit	(23,530,313)	(4,819,925)
Total stockholders' equity	14,907,528	(2,110,275)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 50,957,921	$ 7,394,021

See accompanying notes to condensed consolidated unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$ 1,973,449	$ -	$ 1,973,449	$ -

OPERATING EXPENSES
Direct cost of revenues	362,517	-	362,517
Selling, general and administrative	1,884,964	-	2,649,300	-
Amortization and depreciation	1,157,490	-	1,678,646	-
Total costs and expenses	3,404,971	-	4,690,463	-

OPERATING (LOSS)	(1,431,522)	-	(2,717,014)	-

OTHER INCOME (EXPENSE)
Gain (loss) on derivative warrant liability	2,047,650	-	(4,481,550)
Interest income (expense)	(339,833)	-	(11,511,824)	-
Total other (expenses)	1,707,817	-	(15,993,374)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	276,295	-	(18,710,388)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(1,488)	-	(7,141)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	276,295	(1,488)	(18,710,388)	(7,141)

Foreign currency translation adjustments	(24,313)	-	(24,313)	-
Comprehensive income (loss)	$ 251,982	$ (1,488)	$ (18,734,701)	$ (7,141)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:
INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS	$ -	$ -	$ (0.20)	$ -
INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS	-	-	-	-
NET INCOME (LOSS) PER COMMON SHARE	$ -	$ -	$ (0.20)	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	102,856,976	211,860,000	92,118,129	211,860,000

See accompanying notes to condensed consolidated unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ 276,295	$ (1,488)	$ (18,710,388)	$ (7,141)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Amortization and depreciation	1,157,491	-	1,678,647	-
Amortization of discount on notes payable	285,982	-	285,982	-
Amortization of discount on convertible debt	-	-	7,948,148	-
Stock based compensation	435,103	-	435,103	-
Expense associated with issuance of common stock to
to induce conversion of convertible long-term debt	-	-	3,263,801	-
Non-cash expense associated with issuance of
common stock to consultants	-	-	370,000	-
Non-cash (gain) loss on derivative warrant liability	(2,047,650)	-	4,481,550	-
Changes in assets and liabilities:
Net assets and liabilities of discontinued operations	-	2,541	-	3,444
Interest receivable from related party	(27,840)	-	(46,276)	-
Accounts receivable	(472,916)	-	(472,916)
Prepaid expenses	(525,000)	-	(525,000)	-
Other assets	(42,466)	-	(42,466)	-
Accounts payable	123,326	-	16,734	-
Deferred revenue	(180,534)	-	(180,534)	-
Accrued expenses	1,092,807	-	1,131,700	-
Total adjustments	(201,697)	2,541	18,344,473	3,444
Net cash (used in) operating activities	74,598	1,053	(365,915)	(3,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(1,069,775)	-	(1,136,439)	-
Short-term loans to related party	(549,584)	-	(935,000)	-
Acquisition of Datakom, net of cash acquired	(991,771)	-	(991,771)	-
Net cash (used in) investing activities	(2,611,130)	-	(3,063,210)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	4,070,000	-	4,425,000	-
Proceeds from related party short-term borrowings	-	-	245,000	-
Exercise of warrants	-	-	30,000	-
Net cash provided by financing activities	4,070,000	-	4,700,000	-
Effect of exchange rate changes on cash and cash equivalents	4,318		4,318	-

NET INCREASE (DECREASE)	1,537,786	1,053	1,275,193	(3,697)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	7,934	6,035	270,527	10,785

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 1,545,720	$ 7,088	$ 1,545,720	$ 7,088

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$ -	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
Conversion of convertible long-term debt	$ -	$ -	$ 8,000,000	$ -
Note payable for acquisition of Datakom	$ 8,500,000	$ -	$ 8,500,000	$ -
Stock issued for acquisition of Datakom	$ 17,080,000	$ -	$ 17,080,000	$ -
Acquisition of Systeam	$ 6,941,730	$ -	$ 6,941,730	$ -

See accompanying notes to condensed consolidated unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Paid - In Capital	Deficit	Loss	Equity

Balance, December 31, 2006 (Restated)	77,360,000	$ 8,636	$ 2,701,014	$ (4,819,925)	$ -	$ (2,110,275)

Conversion of long term debt	18,181,818	1,818	7,998,182			8,000,000

Exercise of warrants	3,000,000	300	29,700			30,000

Issuance of common stock for services performed	200,000	20	369,980			370,000

Issuance of common stock for conversion of long-term debt	1,750,000	175	3,263,626			3,263,801

Issuance of warrants in connection with bridge financing			1,025,000			1,025,000

Cashless stock warrant exercise	63,650	6	(6)			-

Employee stock based compensation			435,103			435,103

Acquisition of Datakom	14,000,000	1,400	17,077,200			17,078,600

Reclassification of derivative warrant liability			5,550,000			5,550,000

Foreign currency translation adjustments					(24,313)	(24,313)

Net loss for the six months ended June 30, 2007				(18,710,388)		(18,710,388)

Balance, June 30, 2007	114,555,468	$ 12,355	$ 38,449,799	$ (23,530,313)	$ (24,313)	$ 14,907,528

See accompanying notes to condensed consolidated unaudited financial statements.

INTELLIGENTIAS, INC

(formerly MERCHANDISE CREATIONS, INC.)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ACQUISITIONS

Intelligentias, Inc. (the “Company”) originally incorporated in the State of Nevada on October 1, 2004, as Merchandise Creations, Inc. as a promotional and marketing company specializing in delivering, promoting, and selling custom designed merchandise for bands and artists in the music industry (the “Merchandise Distribution Business”).

On December 7, 2006, the Company entered into a Limited Assets Purchase Agreement by and between the Company, SysteamUS, Inc. and Systeam Italy, SpA (“Systeam”), whereby the Company acquired certain intellectual property associated with SysteamUS’ security software for $5,850,000. Concurrently with the purchase, the Company discontinued its Merchandise Distribution Business and changed its focus to providing homeland security, data retention and tracking software and services to law enforcement agencies, telecommunications companies and Internet service providers. On June 7, 2007, the Company entered into the Stock Purchase Agreement to acquire all of the issued and outstanding stock of Systeam from SysteamUS, Inc. in consideration for assuming net liabilities of approximately $6,941,730. In 2007, the Company also established the wholly-owned subsidiaries Retentia, Inc,  Investigatia, Inc. and Interceptia, Inc.

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

Also on June 7, 2007, the Company entered into the Stock Sale Agreement to acquire all of the issued and outstanding stock of Datakom GmbH (“Datakom”) for an aggregate purchase price of $27,650,000, subject to adjustment. The aggregate purchase price was comprised of: (i) cash consideration of $10.5 million, $2.0 million of which was paid immediately and the remaining $8,500,000 which  is payable within 8 weeks after the distribution of a Private Placement Memorandum associated with the sale of the Company’s common stock;  (ii) direct transaction costs of $70,000 and (iii) issuance of 14,000,000 shares of the Company’s common stock with a fair value of $17,078,600, based on the closing price of the Company’s common stock on the closing date. The Stock Sale Agreement also included contingent consideration which is based on certain financial performance criteria for Datakom during calendar year 2007. Datakom’s main business focus is the creation of software programs which allow for lawful interception of telecommunications for law enforcement agencies and intelligence services.  The Company also performs consulting services related to technology education related to education on voice-over IP and electronic serial number set-up for various communication devices in addition to mainframe installation services and pre-deployment services, which simulates network loads in order to identify any potential issues prior to deployment of various software programs.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses from continuing operations and operational cash outflows since inception.

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

NOTE 3 - SYSTEAM AND DATAKOM ACQUISITIONS

The Datakom and Systeam acquisitions were accounted for pursuant to the Financial Accounting Standard  No. 141, Business Combinations,  (“FAS 141”) which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, FAS 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

The Systeam and Datakom preliminary purchase price allocations are as follows:

	Systeam	Datakom
Fair value of common stock	$ -	$ 17,078,600
Cash consideration	-	10,500,000
Acquisition costs	-	70,940
Assets acquired	(763,628)	(6,609,464)
Liabilities assumed	10,115,378	6,094,010
Intangible assets	$ 9,351,750	$ 27,134,086

Approximately $2.0 million of cash was paid to Datakom immediately. The remaining $8.5 million is payable in cash under the terms discussed in Note 1 and is recorded as acquisition payable in the accompanying condensed consolidated balance sheet at June 30, 2007.

The intangible assets resulting from these acquisitions are primarily attributable to the customer relationships and goodwill associated with additional revenues and resulting increased margin from the combination of the businesses. The Company is in the process of obtaining independent valuations to complete the allocation of the excess purchase price over tangible assets acquired (liabilities assumed) for Systeam and Datakom.

The operating results of Systeam and Datakom have been included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss subsequent to the date of the purchases. The following reflects pro forma combined results of the Company, Systeam and Datakom as if the acquisitions had occurred as of the earliest period presented. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities. For purposes of calculating the pro formas, management estimates that a weighted average amortization life of all intangibles including goodwill will be 5 years.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$ 3,289,389	$ 1,816,530	$ 5,164,259	$ 5,251,604

Loss before discontinued operations	$ (2,673,261)	$ (4,203,416)	$ (24,741,497)	$ (6,832,491)

Net loss	$ (2,673,261)	$ (4,204,904)	$ (24,741,497)	$ (6,839,632)

Basic and diluted loss per share - continuing operations	$ 0.01	$ 0.02	$ 0.23	$ 0.03

Basic and diluted loss per share	$ 0.01	$ 0.02	$ 0.23	$ 0.03

Weighted average common shares outstanding - basic and diluted	114,523,643	225,860,000	104,944,945	225,860,000

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

The accompanying condensed unaudited financial statements as of June 30, 2007, and for the three and six months ended June 30, 2007 and June 30, 2006, respectively, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. As discussed in the 8-K filed August 20, 2007, the Form 10-KSB is currently subject to certain amendments.

Restatements and Reclassification

The Company restated certain balance sheet accounts as of December 31, 2006 to correct an error related to the accounting treatment applied with respect to the convertible long-term debt and accompanying warrants that the Company issued in a private placement transaction in December 2006. Additionally, certain reclassifications have been made in the prior period financial statements to conform to the current presentation

Use of Estimates

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

Receivables

Receivables are shown at their expected realizable value.  This is determined by adjusting the nominal value of the receivables for an allowance for bad debt which is calculated by assessing the risk of loss, generally and for each receivable, considering general and industry conditions as well as customer history and creditworthiness. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Customer Concentrations

Approximately 67% of the Company’s revenues for the three and six months ended June 30, 2007 related to one customer.  Approximately 40% of the Company’s accounts receivable at June 30, 2007 related to three customers (17%, 13% and 11% individually).

Investments

The Company currently classifies all marketable investment securities as available-for-sale.  The Company adjusts the carrying value of available-for-sale securities to fair value and reports the related temporary unrealized gains and losses as a separate component of accumulated other comprehensive loss within the accompanying consolidated statement of changes in stockholders’ equity.  Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the consolidated statements of operations and comprehensive loss, thus establishing a new cost basis for such investment.  Declines in the fair value of investments below cost basis for a continuous period are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. The investments are restricted as they are pledged for collateral on the pension obligation and certain lines of credit.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the shorter of the contractual lives or estimated useful lives of the assets ranging from three to five years.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Revenue Recognition

Data Retention (“DR”)

The Company derives its DR revenue from sales of software licenses, installation, customer support (including maintenance) and consulting services. The Company has historically been contracted to perform installation services on every software license sale and certain software license sales also include Customer Support agreements. Customer Support agreements vary and may provide customers with rights to unspecified software updates, maintenance releases and patches released during the term of the support period, telephone support, and support personnel during the term of the support period. The Company does not have standard pricing associated with its Customer Support agreements due to the varying nature of the services provided.

We recognize revenue pursuant to the requirements of American Institute of Certified Public Accountants  Statement of Position 97-2, “Software Revenue Recognition”, as amended. The Company has not yet established vendor specific objective evidence (“VSOE”) for the fair value of the software license, installation and customer support elements. As a result, the Company recognizes all revenue for multiple element arrangements ratably over the period of installation and customer support, typically 3 - 24 months.

Revenues for DR consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Consulting services primarily comprise integrating and customizing software previously installed to address changes in a customer’s needs or information systems environment.

Lawful Interception and Network Monitoring (“LINM”)

The Company derives its LINM revenue from sales of software and services through its subsidiary, Datakom. Other LINM services include consulting, assessment and design services, installation services and training.  Substantially all of the Company’s LINM products have been sold in combination with Customer Support or Maintenance. Customer Support or Maintenance provides customers with rights to unspecified software updates, maintenance releases and patches released during the term of the support period, repair or replacement of hardware (not covered by the standard warranty coverage) in the event of breakage or failure, telephone support, pro-active monitoring of customer installed products, internet access to technical information and support personnel during the term of the support period. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of goods sold. Payment terms to customers generally range from net 30 to 45 days.

LINM product revenue is recognized once a legally binding arrangement with a customer has been evidenced, shipment has occurred, fees are fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. Customer Support or Maintenance is recognized ratably over the contract period. The Company’s fees are considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. We recognize LINM revenue upon the completion of installation and training and acceptance by our client.

The Company’s standard agreements with customers do not include rights of return. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is deemed not credit worthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

The Company’s LINM software is integrated with its hardware and is essential to the functionality of the integrated system product. The Company provides unspecified software updates and enhancements related to its products through service contracts. Accordingly, the Company recognizes revenue in accordance with the guidance provided under Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”), for all transactions involving the sale of software. The Company applies the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.

The Company uses the residual method (as prescribed in SOP 98-9) to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. In virtually all of the Company’s contracts, Customer Support or Maintenance is the element that remains undelivered at the time of delivery of the Product to the customer. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue.

The Company considers the four basic revenue recognition criteria for each of the elements as follows:

•

Persuasive evidence of an arrangement with the customer exists. It is the Company’s customary practice to have a written purchase order and, in some cases, a written contract signed by both the customer and the Company, or other persuasive evidence that an arrangement exists prior to recognizing revenue on an arrangement.

•

Shipment or performance has occurred. The Company’s products are usually physically shipped from the contract manufacturing vendor and delivery to the Company’s customers is FOB origin. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. LINM services revenue is recognized when the services are completed, except for Customer Support or Maintenance, which is recognized ratably over the term of the Customer Support or Maintenance agreement.

•

Vendor’s fee is fixed or determinable. The fee our customers pay for our products, Customer Support or Maintenance and other professional services is negotiated at the outset of an arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

•

Collection is probable. The Company assesses the probability of collection on a customer-by-customer basis. Credit reviews are preformed on an as needed basis to evaluate the customer’s financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, we recognize the revenue on a cash-collected basis.

Deferred Multiple-Element Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, the Company also defers the related inventory costs for the delivered items, as unbilled fees and costs, until such time that all other revenue recognition criteria have been met.

Software Development Costs

Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been immaterial.

Foreign Currency Translation

The Company’s Systeam and Datakom subsidiaries operate outside the United States and their local currencies are their functional currencies. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable. Gains or losses resulting from transactions denominated in currencies other than the Company’s functional currency are included in selling, general and administrative expenses within the statements of operations.

Derivatives

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free−standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets.

The Company has entered into financing arrangements to fund its business capital requirements, including convertible debt and short-term debt which include detachable warrants that are indexed to the Company’s common stock. These contracts require careful evaluation to determine whether derivative features embedded in host agreements require bifurcation and fair value measurement or whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to earnings until such time as the instruments are permitted classification in stockholders’ equity. The Company uses the Black−Scholes option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to estimate the fair value of these instruments.

Income Taxes

The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Comprehensive Loss

The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income".  SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components which require that certain items be presented as separate components of stockholders' equity.  For the periods presented, the Company's other comprehensive income consist of foreign currency translation adjustments and of unrealized gains and losses from marketable securities available for sale.

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”  using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company beginning in 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157, but does not expect that it will have a significant impact on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that companies utilize a "dual-approach" to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is applicable beginning in 2007. The Company is currently assessing the impact of the adoption of SAB No. 108, but does not expect that it will have a significant impact on its financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for the Company beginning in 2007. The Company is currently assessing the impact of the adoption of FIN No. 48, but does not expect that it will have a significant impact on its financial position or results of operations.

NOTE 5 - BALANCE SHEET INFORMATION

Balance sheet information as of June 30, 2007 is as follows:

Intangible Assets

Intellectual property	$ 5,850,000
Website	400,000
Intangible assets - Systeam	9,351,750
Intangible assets - Datakom	27,134,086
42,735,836
Less: Accumulated amortization	(1,780,189)
Intangible assets, net	$ 40,955,647

Accrued Liabilities

Withholding taxes payable	$ 1,736,545
Termination indemnity	849,408
Tax penalties & interest	1,408,798
Social security taxes payable	1,132,219
Income taxes payable	712,986
Accrued wages & benefits	711,028
Value added tax (VAT)	559,846
Customer refund	228,994
Other	524,706
$ 7,864,530

Included in accrued liabilities at June 30, 2007 are tax penalties and interest related associated with our Systeam subsidiary in Italy related to certain employee withholding taxes, social security taxes, income taxes and value added taxes that are past due.

The termination indemnity associated with our Systeam subsidiary of $849,408 at June 30, 2007 relates to amounts withheld from employees that are payable to employees if they are terminated by the Company.  Such amounts do not accrue interest and are based solely on the amounts withheld by the Company.

In May 2007, the Company’s Secretary and Treasurer resigned and received a severance payment of $70,000 which has been included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive loss.

NOTE 6 - SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS

Vision Opportunity Master Fund Financing Transactions

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the “Convertible Note”) with Vision Opportunity Master Fund (“Vision”), the Company’s largest shareholder as of June 30, 2007.  On March 16, 2007, the Company issued Vision 1,750,000 shares of common stock as an inducement to convert the entire Convertible Note into common stock.  The Convertible Note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock.  The Company recognized $3,263,801 in interest expense related to the fair value of the common stock issued to Vision to induce conversion.  The Company also recognized the unamortized debt discount on the Convertible Note of $7,948,148 as interest expense in the accompanying consolidated unaudited statements of operations and comprehensive income for the six months ended June 30, 2007.

In connection with the issuance of the Convertible Note, the Company issued Vision warrants to purchase up to 9,000,000 shares of the Company’s common stock with an exercise price of $0.01 per share (the “December 2006 Warrants”).   The aggregate fair value of the December 2006 Warrants equals $5,310,000 based on the Black-Scholes pricing model using the following assumptions: 5% risk free rate, 100% volatility and expected life of the warrants of 30 months. On the date of issuance and as of December 31, 2006 and June 30, 2007, the December 2006 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, fair value of the December 2006 Warrants has been initially recorded as a discount on the Convertible Note with an offset to Derivative Warrant Liability. The Company is required to adjust the value of the December 2006 Warrants to fair value at each reporting period through a charge to earnings until such time as the instruments are permitted classification in stockholders’ equity.

On June 13, 2007, the Company issued to Vision a $3,000,000 Senior Secured Promissory Note (the “Note”) due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from our next debt or equity financing. The Note bears interest at 12% per annum plus an additional $300,000 when repaid, is secured by the Company’s accounts receivable and other personal and fixed assets and may be prepaid at any time.  The June 2007 Warrants also contain "full-ratchet" anti-dilution protection to Vision during the warrant term, but excludes certain events such as issuances of stock in connection with mergers and acquisitions, strategic license agreements, stock option plans and a subsequent financing transaction.

In connection with the issuance of the Note, the Company issued Vision warrants to purchase up to 5,500,000 shares of the Company’s common stock with an exercise price of $2.05 per share expiring in June 2014 (the “June 2007 Warrants”). The aggregate fair value of the warrants equals $3,861,000 based on the Black-Scholes pricing model using the following assumptions: 5% risk free rate, 100% volatility and expected life of the warrants of 3.5 years. On the date of issuance and as of June 30, 2007, the June 2007 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, that fair value of the June 2007 Warrants has been initially recorded as a discount on the Note of $3,000,000 with the excess of the fair value of the warrants  over the proceeds from the Note of $861,000 recorded as  loss on derivative warrant liabilities in the accompanying consolidated statement of operations and comprehensive loss. The Company also incurred $42,466 in debt issuance costs which have been included in other assets in the accompanying consolidated balance sheet. The warrant related discount and the debt issuance costs are being amortized over a period of 12 months. As of June 30, 2007, a total of $141,667 has been amortized and recorded as interest expense.

Total loss on warrant derivative liabilities was $3,620,550 for the six months ended June 30, 2007 and the total gain on warrant derivative liabilities was $2,908,650 for the three months ended June 30, 2007. The following table summarizes the changes in fair value of the December 2006 Warrants and the June 2007 Warrants and reflects the reclassification to stockholders’ equity of 3,000,000 of December 2006 Warrants which were exercised for $30,000 during March 2007:

	December 2006 Warrants	June 2007 Warrants	Total
Initial fair value of December 2006 Warrants (recorded as a discount on the Convertible Note)	$ 5,310,000	$ -	$ 5,310,000
2006 increase in fair value	3,970,800	-	3,970,800
Derivative warrant liability - December 31, 2006	9,280,800	-	9,280,800
Fair value adjustment - three months ended March 31, 2007	6,529,200	-	6,529,200
Reclassification to stockholders' equity for warrants exercised	(5,550,000)	-	(5,550,000)
Derivative warrant liability - March 31, 2007	10,260,000	-	10,260,000
Initial fair value of June 2007 Warrants (recorded as a discount on the Note)	-	3,000,000	3,000,000
June 2007 Warrants - Day-one loss from derivative allocation	-	861,000	861,000
Fair value adjustment - three months ended June 30, 2007	(2,992,800)	84,150	(2,908,650)
Derivative warrant liability - June 30, 2007	$ 7,267,200	$ 3,945,150	$ 11,212,350

Bridge Financing

During January through May 2007, we raised $1,670,000 (including $245,000 from related parties) from a small group of accredited investors pursuant to 10% unsecured bridge promissory notes (the “Bridge Notes”).  The principal and accrued interest under the Bridge Notes are due and payable upon the earlier of one year after issuance or upon receipt of proceeds from the Company’s next debt or equity financing, but only at such time after a minimum of $4,000,000 in gross proceeds have been received by us, and then at a rate of $0.50 for every $1.00 raised above such level.  In connection with the issuance of certain of the Bridge Notes, we also issued warrants to purchase 1,281,250 shares of our common stock, with an exercise price of $0.80 per share, exercisable for a period of five years.  The Company allocated the proceeds of the Bridge Notes to the debt and related warrants based on their respective fair values.   The aggregate fair value of the warrants equals $604,727 based on the Black-Scholes pricing model with the following assumptions: Volatility - 100%; Expected life (years) - 2.5 years; Risk-free rate of return - 5%. Stock based compensation expense of $222,945 and $0 was recognized related to these warrants in the three- and six- months ended June 30, 2007, respectively.

In May 2007, 125,000 Bridge Loan warrants were exercised in a cashless exercise resulting in the issuance of 63,650 shares of common stock.

Short-term borrowings and short-term borrowings, related parties, consist of the following at June 30, 2007:

12% fixed-rate debt, $3,000,000 net of discount of $2,858,333; collateralized by accounts receivable and other personal and fixed assets	$ 141,667
10% fixed-rate bridge financing, $1,670,000 net of discount of $880,685, including $245,000 payable to related parties	789,315
7.45% fixed-rate credit facility with Italian bank, collateralized by certain accounts receivable	452,905
7.50% fixed-rate credit facility with Italian bank, collateralized by certain accounts receivable	168,168
8.00% fixed-rate credit facility with Italian bank, collateralized by certain accounts receivable	145,759
5.64% fixed-rate bank borrowing with Italian bank	90,497
$713,000 credit facility with a German bank. Interest at 10.6% adjusted quarterly, collateralized by long-term investments, payable on demand. Approximately $39,600 and $35,650 of the $713,000 are reserved for credit card and rent and utility guarantees, respectively	663,843
$264,000 credit facility with a German bank. Interest at 10.25% and varies quarterly, unsecured and payable on demand. Approximately $15,800 of the $264,000 is reserved as a rent guarantee. The line of credit is automatically renewed each year and is due on demand	6,527
$37,000 credit facility with a German bank. Interest at 10.00% and varies quarterly, unsecured and payable on demand. The line of credit is automatically renewed each year and is due on demand.	-

$ 2,458,681

The 7.45%, 7.50% and 8.00% fixed-rate credit facilities are collateralized by a security interest in certain accounts receivables of the Company. Borrowings are based on a percentage of eligible accounts receivable and mature on the due date of the underlying accounts receivable, all within 12 months of the respective balance sheet dates.

Principal and interest related to the 5.64% fixed-rate borrowing are payable monthly until the final maturity date in December 2007.

NOTE 7 - COMMON STOCK AND STOCK OPTIONS

On March 16, 2007, the Company issued 200,000 shares of common stock to two consultants for services performed during the three months ended March 31, 2007.  The Company valued these grants at $370,000 based on the fair market value of the Company’s common stock on the date of issuance and recognized the amount as selling, general and administrative expense in the accompanying financial statements consolidated unaudited statements of operations.

On April 14, 2007, the Company issued 2,000,000 stock options to an employee. All options were issued with an exercise price of $1.60 and expire in ten years (or earlier in the event of termination).  The stock options vest and become exercisable (a) two hundred thousand 200,000 ninety days from the grant date; (b) 900,000 one year from the grant date; and (c) 900,000 two years from the grant date. The fair value of this stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Volatility - 100%; Expected life  - 5 years; Risk-free rate of return - 5%. Stock based compensation expense of $435,103 was recognized related to these options in the three months ended June 30, 2007. At June 30, 2007, the Company had $2,039,897 of unrecognized stock compensation expense related to these options that will be recognized over the vesting period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space in Germany under a non-cancelable operating lease expiring in March 2011.  The Company also leases office space in Italy under an operating lease expiring in March 2011.  This lease is cancelable at the option of the Company with six months’ notice.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2007:

Operating Leases
Remainder of 2007	$ 247,157
2008	190,713
2009	190,713
2010	-
2011	-
Thereafter	-

$ 628,583

Indemnification Agreement

Effective April 16, 2007, the Company entered into an Indemnification Agreement with its Chief Financial Officer (“CFO”) which contains provisions that may require the Company to, among other things: indemnify the CFO  against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and Intelligentias’ bylaws and certificate of incorporation and advance the CFO expenses incurred as a result of any proceeding against him as to which he could be indemnified.

NOTE 9 - INCOME TAXES

The Company did not recognize an income tax benefit for the losses incurred for the three and six months ended June 30, 2007 and 2006 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount.

NOTE 10 - RELATED PARTY TRANSACTIONS

As described in Note 1, “Background and Basis of Presentation”, on December 7, 2006, certain transactions were effected pursuant to an agreement among the Company, SysteamUS, Inc. and Systeam.   In December 2006, the Company loaned a total of $1,000,000 to Systeam (the “Systeam Loans”).  In the first and second quarters of 2007, the Company loaned another $385,000 and $550,000, respectively in Systeam Loans.  Due to the acquisition of Systeam, these loans are eliminated in consolidation as of June 30, 2007.

In the first quarter of 2007, the Company obtained debt financing of $150,000 from a related party which bears interest at 10% per annum.  On the earlier of one year or the closing of any future financing all principal and unpaid accrued interest on the loans will be immediately payable.

NOTE 11 - SEGMENT INFORMATION

Upon completion of the Systeam and Datakom acquisition in June 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has two reportable segments beginning in the three months ended June 30, 2007, the Data Retention segment and the Lawful Interception and Network Monitoring segment. The Data Retention segment is comprised of data retention related revenues including sales of software licenses, installation, customer support and consulting services. The Lawful Interception and Network Monitoring is comprised of the sale of lawful interception software and related intelligence services in addition to consulting and network monitoring services.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 4 and in the Company’s 2006 Form 10-KSB. Management is currently assessing how it evaluates segment performance and currently utilizes income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the three and six month periods ended June 30, 2007. The Company business activities conducted during the three and six month periods ended June 30, 2006 were discontinued in December 2006. Accordingly, related information has not been included in the segment disclosures.

Summarized financial information concerning the Company’s reportable segments is as follows:

	Data Retention	Lawful Interception and Network Monitoring	Not Allocated to Segments	Total
Six months ended June 30, 2007:
Revenues	$ 1,500,534	$ 472,915	$ -	$ 1,973,449
Income (loss) from continuing operations	$ 838,123	$ (499,528)	$ (19,048,983)	$ (18,710,388)
Total assets	$ 16,156,020	$ 33,772,202	$ 1,029,699	$ 50,957,921

Three months ended June 30, 2007:
Revenues	$ 1,500,534	$ 472,915	$ -	$ 1,973,449
Income (loss) from continuing operations	$ 838,123	$ (499,528)	$ (62,300)	$ 276,295

Approximately 88% of DR revenues for the three and six months ended June 30, 2007 related to one customer. Approximately 64% of LINM revenues for the three and six months ended June 30, 2007 related to three customers (30%, 17% and 17%, individually).

Management is currently assessing which segment assets will be regularly reviewed by as part of its overall assessment of the segments’ performance. Management currently reviews trade accounts receivable, net of allowances, and certain other assets in assessing segment performance. Assets not assigned to segments include cash and cash equivalents and certain corporate related fixed assets.

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services were performed is as follows:

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
United States	$ 1,320,000	$ 1,320,000
Germany	472,915	472,915
Italy	180,534	180,534
	$ 1,973,449	$ 1,973,449

NOTE 12 - SUBSEQUENT EVENTS

On August 15, 2007, the Company and Vision amended the agreements related to the December 2006 Warrants and the June 2007 Warrants (collectively, the “Warrants”) to remove the cash settlement provision that could be triggered by a change in control. Accordingly, as of the date of the Amendment the Warrants meet the requisite conditions for equity classification and will be reclassified from liabilities to stockholders’ equity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Recent Developments

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

Intelligentias is positioned to be a leading provider of forensic data retention software for telecommunications companies, Internet service providers (ISPs), businesses and law enforcement agencies.  Data forensics is the near real-time analysis of massive data pools suitable for courts of law, equity or arbitration forums. Currently, telecom-service providers use our software - which we call our Data Retention Suite, or DRS - to keep track of the telephone calls made by their customers, ISPs use it to keep track of the Internet activities (such as websites visited) of their subscribers, businesses use it to detect security breaches and malicious behavior, and law enforcement agencies use it to detect criminal activities and aid in the prosecution of perpetrators.  Our software, which has been developed, tested and continually enhanced over the last eight years, is already successfully capturing and storing tens of billions of data transactions every day.  With our recent acquisition of Datakom GmbH, the first in our pipeline, we also provide lawful interception and network monitoring software solutions throughout Europe to government agencies and major corporations.

In response to law enforcement concerns, governments around the world are enacting strict data retention and related legislation to aid in the monitoring and apprehension of criminals.  Driven by the terrorist attacks in New York and Washington, D.C. on September 11, 2001, in Madrid in March 2004 and in London in July 2005, this trend continues to be strengthened in order to ensure national security and aid in the seizure and arrest of terrorists.  In May 2006, the European Union enacted new Directive 2006/24/EC (the E.U. Data Retention Directive) that mandates the retention of all data traffic generated by fixed and mobile telephony communication, as well as Internet access, Internet telephony and Internet messaging for a period of a minimum of six months to a maximum of two years.  The aim of the E.U. Data Retention Directive and other legislation is to enable law enforcement agencies to quickly investigate and prosecute terrorists, pedophiles, drug dealers and other criminals.  European telecom companies and ISPs will need to comply with the obligations contained within the E.U. Data Retention Directive once E.U. member states have enacted the legislation into domestic law.  E.U. member states have until September 15, 2007 to enact the legislation.  Fixed and mobile telephony data retention must be implemented by March 15, 2008.  There is an optional deadline to further enact the provisions regarding Internet access, Internet telephony and e-mail until March 15, 2009.  Failure to comply may result in serious consequences for communications providers.

In the United States, the latest data retention initiative is part of the Internet Stopping Adults Facilitating the Exploitation of Today’s Youth Act of 2007 (the SAFETY Act), introduced in the U.S. Congress by Rep. Lamar Smith (R-Texas) in February 2007.  If enacted as proposed, the SAFETY Act would require ISPs to retain records on subscribers and give the U.S. Attorney General powers to establish retention regulations on subscriber data, with possible fines and prison terms for noncompliance.  The data retention trend has also affected the corporate world.  In the United States, new Federal Rules of Civil Procedure guidelines went into effect as of December 1, 2006.  The rules, set by the U.S. Supreme Court, expand the types of electronically-stored information that companies could be required to produce in a lawsuit.  In the future, we believe companies that do not properly monitor and archive PDAs, e-mails, instant message conversations and other forms of electronic data may be disadvantaged in civil lawsuits.

For our DRS software, we employ a software licensing model that includes an upfront license fee, installation and customization fees and maintenance fees.  We also utilize pricing tiers that are based on the number of data transactions to be processed and stored.  In the future, we expect that our average new licensing contract will generate a $2.0 million initial fee, and that new contracts will range from $1 million to $7 million.

Because of the E.U. Data Retention Directive mandate, our immediate target customers are domiciled in the European Union countries.  They are medium (5 million subscribers) to large (10 to 15 million plus subscribers) telecom operators and medium (1 million subscribers) to larger (2 to 5 million subscribers) ISPs.  We sell DRS through system integrators including Siemens AG, Italtel SpA and IBM.  These companies integrate our DRS software into telecom-service providers and ISPs.  DRS is already in use by several telecom-service providers and ISPs including Telecom Italia SpA, Telecom Italia Mobile Brazil, FastWeb SpA and 3 Mobile Media Company, and by Ferrovie Dello Stato (the Italian railroad) and the Italian Ministry of Defense.  As more stringent data retention laws are enacted in the United States, Latin America and throughout Asia, we intend to target customers with similar profiles in these regions.

We operate within our industry under the trade name Intelligentias and through our wholly-owned subsidiaries: Retentia, Inc., Investigatia, Inc. and Interceptia, Inc.  Retentia provides homeland security, data retention and forensics software and services.  Investigatia, which we intend to launch later this year, is our data investigation company.  It will focus on fraud detection, identity theft mitigation, identity authentication and verification.  Interceptia, which we also intend to launch later in 2007, is our lawful intercept company.  Interceptia will focus on lawful interception (wiretapping) of telecommunications by law enforcement authorities and intelligence services.

During 2007 and 2008, we expect to launch operations through our wholly-owned subsidiaries Spectia, Inc., Discoveria, Inc., Offendia, Inc. and Recoveria, Inc. Spectia will focus on video surveillance by law enforcement authorities and intelligence services.  Discoveria will focus on e-discovery within the small and medium-sized business market.  Recoveria will focus on e-recovery within the small and medium-sized business market, and Offendia will focus on the identification and prosecution of sexual offenders in the social networking market.

Our Growth and Expansion Strategy

Our current focus is to expand Retentia’s business and the penetration of our DRS software in our target markets, notably Europe, the United States, South America, the Middle East and Southeast Asia, particularly as these populated regions adopt and strengthen their data retention laws.  For instance, in the United States, with a population of approximately 300 million, there are more than 600 million combined landline, cellular and Internet subscribers.  Given current legislative trends, we view the U.S. market as an equally receptive environment for our data retention software.  We intend to accomplish organic growth by expanding our sales channel, developing our in-house channel support, extending our product line, building our industry position, and accelerating our sales and marketing efforts.  We also intend to launch the businesses of our Investigatia and Interceptia subsidiaries later in 2007, which we expect to further broaden our product and service offerings, and provide additional growth opportunities for our company.

We have also identified several well-positioned companies as potential acquisition targets.  Areas of specific interest to us are data retention, lawful interception, forensic investigation - to detect anomalous behavior -and preemptive analysis, such as bank fraud detection and management.  The companies we have identified provide what we believe are complementary software and/or technology platforms, existing customer bases in various niche or regional markets and trained professional employees.  Our contemplated acquisitions are accretive and synergistic, in terms of immediate revenues, business lines, customers and cross-selling opportunities.

Results of Operations - Three and Six months ended June 30, 2007

Revenues

Revenues for the three and six months ended June 30, 2007 were $1,973,449. We began generating revenue during the three months ended June 30, 2007 as a result of the acquisitions of Systeam Italy SpA and Datakom GmbH and a license sale in the United States for $1,320,000.

Direct Cost of Revenues

Direct cost of revenues for the three and six months ended June 30, 2007 were $362,517 reflecting the cost associated with revenues generated from Systeam and Datakom.

Selling, General and Administrative

For the three months ended June 30, 2007, selling, general and administrative expenses were $1,884,964 consisting primarily of Systeam and Datakom employee and other costs of approximately $640,000 relating the period after the acquisitions, stock based compensation expense of $435,000, marketing expenses of $238,000, accounting, legal and professional fees of $260,000 and executive salaries of $115,000.

For the six months ended June 30, 2007, selling, general and administrative expenses were $2,649,300 consisting primarily of Systeam and Datakom employee and other costs of approximately $640,000 relating the period after the acquisitions, accounting, legal and professional fees of $761,000 (of which $370,000 related to the issuance of common stock to technical consultants for services performed during the period), stock based compensation expense of $435,000, marketing expense of $388,000 and executive salaries of $175,000.

Amortization and Depreciation

Depreciation and amortization expense of $1,157,491 and $1,678,647, for the three and six months ended June 30, 2007, respectively, was recognized primarily as a result of the amortization of intangibles acquired in December 2006 in addition to one month of amortization of intangible assets resulting for the acquisitions of Systeam and Datakom.

Gain (Loss) on Derivative Warrant Liability

For the three months ended June 30, 2007, gain on the derivative warrant liability mark-to-market was $2,047,650 reflecting the decrease in the market price of our common stock at the end of the second quarter compared to March 31, 2007.

For the six months ended June 30, 2007, loss on the derivative warrant liability mark-to-market was $4,481,550 reflecting the increase in the market price of our common stock at the end of the second quarter compared to December 31, 2006.

Interest expense

For the three months ended June 30, 2007, interest expense was $339,833 relate to the amortization of the discount on outstanding debt obligations of $285,982 with the remaining expense related to accrued interest payable.

For the six months ended June 30, 2007, interest expense was $11,511,824 related primarily to the recognition of the remaining unamortized debt discount of $7,948,149 as interest expense due to the conversion of the convertible long-term debt, recognition of $3,237,500 in interest expense as a result of the issuance of 1,750,000 shares of common stock as an inducement for the conversion of the convertible long-term debt and $285,982 of amortization of the discount on outstanding debt obligations.

Income (Loss) from Continuing Operations

During the three months ended June 30, 2007 our net income was $276,295 reflecting an operating loss of $1,431,522 and interest expense of $339,833 offset by the mark-to-market adjustment on the derivative warrant liability of $2,047,650.

With limited sources of revenues during the six months ended June 30, 2007 accompanied with operating expenses and significant interest expense and derivative warrant liability charges, we incurred a loss from continuing operations of $18,710,388.

Discontinued Operations

As a result of the Purchase Agreement, our board of directors made a decision to change our business focus from merchandising activities toward developing the security software purchased from SysteamUS.  During the three and six months ended June 30, 2006, we recognized a net loss on discontinued operations of $1,488 and $7,141, respectively.

Net Income (Loss)

Our net income for the three months ended June 30, 2006 was $276,295 and our net loss for the six months ended June 30, 2007 was $18,734,701, which resulted in a net loss per share of $0.00 and $0.20, respectively.

Liquidity and Capital Resources

Our funding needs are significant to make our contractually required payment of $8,500,000 to Datakom, to repay short-term debt as it comes due and fund working capital requirements. In order to support our ongoing operations for the next 12 months, we must raise additional funds through debt or equity offerings and we must generate revenue and operating cash flow.  If we do not obtain additional debt or equity financing we will not have funds sufficient to service our short term debt obligations and our working capital requirements. We are currently in the process of obtaining additional short-term bridge financing to address our immediate working capital requirements. Additionally, we anticipate raising additional funds through a private placement of our common stock or through the issuance of convertible debt securities or some combination of both.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be highly unlikely for us to continue as a going concern.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations. To date, we have met our cash flow requirements through the following actions:

•

On December 7, 2006, we conducted a private offering of debt securities, whereby we raised $8,000,000 in debt financing from Vision Opportunity Master Fund Ltd. (“Vision”).  On March 16, 2007, the Company issued to Vision 1,750,000 shares of common stock in consideration of Vision agreeing to convert the debt into shares of common stock. The note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock.

•

During January through May 2007, we raised $1,670,000 from a small group of accredited investors pursuant to 10% unsecured bridge promissory notes.  The principal and accrued interest under the notes are due and payable upon the earlier of one year after issuance or from the net proceeds of our next debt or equity financing, but only at such time after a minimum of $4,000,000 in gross proceeds have been received by us, and then at a rate of $.50 for every $1.00 raised above such level.  In connection with the issuance of the bridge promissory notes, we also issued warrants to purchase 1,281,250 shares of our common stock, with an exercise price of $0.80 per share, for a period of five years.  The proceeds of the bridge financing were used primarily for working capital and general corporate purposes.

•

On June 13, 2007, we entered into a Note and Warrant Purchase Agreement with Vision. Pursuant to that purchase agreement, Vision purchased a $3,000,000 Senior Secured Promissory Note due on the earlier of June 13 2008 or upon receipt of $6,000,000 in net proceeds from our next debt or equity financing.  The promissory note bears interest at 12% per annum, and may be prepaid at any time. As part of the financing transaction, we also issued a warrant to Vision to purchase 5,500,000 shares of our common stock, with an exercise price of $2.05 per share, for a period of seven years.  The net proceeds from the financing, following the payment of offering-related expenses, were used by us to complete the Datakom acquisition with the excess used to fund working capital requirements

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company beginning in 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157, but does not expect that it will have a significant impact on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that companies utilize a "dual-approach" to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is applicable beginning in 2007. The Company is currently assessing the impact of the adoption of SAB No. 108, but does not expect that it will have a significant impact on its financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for the Company beginning in 2007. The Company is currently assessing the impact of the adoption of FIN No. 48, but does not expect that it will have a significant impact on its financial position or results of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2007, we entered into a Note and Warrant Purchase Agreement with Vision. Pursuant to that purchase agreement, Vision purchased a $3,000,000 Senior Secured Promissory Note due on the earlier of June 13 2008 or upon receipt of $6,000,000 in net proceeds from our next debt or equity financing.  The promissory note bears interest at 12% per annum, and may be prepaid at any time. As part of the financing transaction, we also issued a warrant to Vision to purchase 5,500,000 shares of our common stock, with an exercise price of $2.05 per share, for a period of seven years.  The net proceeds from the financing, following the payment of offering-related expenses, were used by us to complete the Datakom acquisition with the excess used to fund working capital requirements.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description	By Reference from Document
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.3	Amendment to Warrants to Purchase Common Stock	*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENTIAS, INC.
(Registrant)

Signature	Title	Date

/s/ Ian Rice	Chief Executive Officer and	August 20, 2007
Ian Rice	Chairman of the Board of Directors
(principal executive officer)

/s/ Lewis W. Moorehead	Chief Financial Officer	August 20, 2007
Lewis W. Moorehead	(principal financial and accounting officer)