Form 10KSB/A
period 2006-12-31
INTELLIGENTIAS, INC.
filed 2007-09-14
CIK 1322387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]   No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None

INTELLIGENTIAS, INC.

AMENDMENT NUMBER 1 TO ANNUAL REPORT ON FORM 10-KSB/A

FISCAL YEAR ENDED DECEMBER 31, 2006

EXPLANITORY NOTE

This Form 10-KSB/A (Amendment No. 1) is being filed to correct certain sections of the Form 10-KSB for the year ended December 31, 2006, which the Company previously filed with the Securities and Exchange Commission.  The Company engaged a new independent registered public accounting firm in July 2007. On August 17, 2007, the Company’s board of directors concluded, after consultation with management and independent registered public accounting firm, that the Company’s financial statements for the quarter ended March 31, 2007 and the year ended December 31, 2006 should no longer be relied upon because of an error in those financial statements.

The error relates to the accounting treatment that the Company applied with respect to the convertible long-term debt and accompanying warrants that the Company issued in a private placement transaction in December 2006. In this Amendment No. 1 to the 10-KSB, the Company is amending and restating the annual report on Form 10-KSB to correct this error.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB, which was prepared and relates to the Company as of December 31, 2006. However, this Form 10-KSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our December 31, 2006 Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to reflect information as of the original filing date of the December 31, 2006 Form 10-KSB, and does not reflect events occurring after the related filing date and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

Business of Issuer

Principal Services and Principal Markets

As noted above in December 2006 we acquired intellectual property from SysteamUS, including software that captures and analyzes phone and internet traffic data in real time.

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

Government Regulation

In response to the terrorist events on September 11, 2001, the London and Madrid train bombings and other malicious events, governments around the world are passing legislation that will aid law enforcement agencies in their fight against criminals, pedophiles and terrorists.

For example:

1.

On May 3, 2006, the European Union passed the E.U. Data Retention Directive that requires all service providers to retain the telephone and web surfing records of their customers.  All 25 member states must be in at least partial compliance by September 15, 2007.

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

Amortization

Amortization expense of $130,239 for the year ended December 31, 2006 was recognized as a result of the acquisition of $5,850,000 in intellectual property from SysteamUS and $400,000 for website development. In December of 2006 we acquired the software and related intellectual property from Systeam US.  At December 31, 2006, this was the only asset we were planning to acquire.  Accordingly, we allocated the entire purchase price to software and the related IP and planned to amortize over 3 years.  In the June 2007, it became apparent that in order to meet our business plans we needed to acquire the related operating business related to the software; therefore, we acquired the operating business of Systeam Italy SpA. We have hired an independent appraiser to value both purchases and to allocate the combined purchase price to all of the intangible assets in accordance with applicable accounting standards. It is anticipated this will be completed in the fall of 2007 and we will finalize our allocation in our December 31, 2007 Form 10-KSB.

Other Income and Expenses

For the year ended December 31, 2006 and from the period from our inception to December 31, 2006, we recognized interest expense in the amount of $26,301 and $51,852 in amortization expense related to the warrant and beneficial conversion feature associated with the convertible long-term debt.  We also recognized loss on the derivative warrant liability mark-to-market of $3,970,800 reflecting the increase in the market price of our common stock from the date of issuance of the $8 million convertible long-term debt compared to December 31, 2006.

 As we continue to pursue our data retention and security operations, we may issue additional debt securities to provide for our costs of operations.  Any further debt issuances will increase the amount of interest we expense.   In 2006, we recognized $3,733 in interest income earned from the $1,000,000 loan made to a related party in December.

Loss from Continuing Operations

Without any source of revenues and given that our total operating expenses during the year ended December 31, 2006 were $729,836, as well as other expenses of $4,045,220, we incurred a loss from continuing operations of $4,775,056.

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

Net Loss

Our net loss for the year ended December 31, 2006 was $4,799,661, which resulted in a net loss per share of $0.02.  During the year ended December 31, 2005, we incurred a net loss of $17,872, or $0.00 per share.  Our accumulated deficit since inception is $4,819,924.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bagell Josephs, Levine & Company, L.L.C.

Bagell Josephs, Levine & Company, L.L.C.

Gibbsboro, New Jersey

March 21, 2006

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intelligentias, Inc.

303 Twin Dolphin Drive, 6th Floor

Redwood City, CA 94101

We have audited the accompanying balance sheet of   Intelligentias, Inc., (formerly Merchandise Creations, Inc.)  (the “Company”), a development stage company, as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. With respect to the statements of operations, changes in stockholders’ equity and cash flows which include cumulative totals for the period October 1, 2004 (Inception) through December 31, 2006, we did not audit the period from October 1, 2004 (Inception) through December 31, 2005.  Financial statements for the period from October 1, 2004 (Inception) through December 31, 2005 were audited by other auditors whose report, dated March 21, 2006, a qualified opinion on those statements with respect to the Company’s ability to continue as a going concern.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Intelligentias, Inc., (formerly Merchandise Creations, Inc.) a development stage company, as of December 31, 2006, and the results of its operations and its cash flows for the  year ended December 31, 2006 with cumulative totals since inception,  October  1, 2004 for the statements of operations, changes  in stockholders’  equity  and cash flows  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ehrhard, Keefe, Steiner & Hottman PC

Ehrhard, Keefe, Steiner & Hottman PC

Denver, Colorado

September 10, 2007

F2

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
	(Restated)
ASSETS

Cash and cash equivalents	$ 270,527	$ 10,785
Interest receivable from related party	3,733	-
Due from related party	1,000,000	-
Current assets of discontinued operations	-	9,048

Total current assets	1,274,260	19,833

Intangible assets, net	6,119,761	-

TOTAL ASSETS	$ 7,394,021	$ 19,833

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
Accounts payable	$ 125,343	$ -
Accrued interest	26,301	-
Convertible long-term debt, net of discount	51,852	-
Derivative warrant liability	9,280,800	-
Current liabilities of discontinued operations	19,999	446

Total current liabilities	9,504,295	446

Total liabilities	9,504,295	446

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.0001 par value; 300,000,000 shares authorized;
86,360,000 and 211,860,000 shares issued and outstanding	8,636	21,186
Preferred stock, $0.0001 par value; 200,000,000 shares authorized;
0 and 0 shares issued and outstanding	-	-
Additional paid-in capital	2,701,014	18,464
Deficit accumulated during the development stage	(4,819,924)	(20,263)

Total stockholders' (deficit) equity	(2,110,274)	19,387

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$ 7,394,021	$ 19,833

See accompanying notes to financial statements.

F3

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 (inception) through
	2006	2005	December 31, 2006
	(Restated)		(Restated)

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	599,597	-	599,597
Amortization	130,239	-	130,239
Total operating expenses	729,836	-	729,836

OPERATING (LOSS)	(729,836)	-	(729,836)

OTHER INCOME (EXPENSE)
Loss on derivative warrant liability	(3,970,800)	-	(3,970,800)
Interest expense	(78,153)	-	(78,153)
Interest income	3,733	-	3,733
Total other (expenses)	(4,045,220)	-	(4,045,220)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(4,775,056)	-	(4,775,056)

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,775,056)	-	(4,775,056)

LOSS FROM DISCONTINUED OPERATIONS	(24,605)	(17,872)	(44,868)

NET LOSS APPLICABLE TO COMMON SHARES	$ (4,799,661)	$ (17,872)	$ (4,819,924)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:
LOSS PER SHARE - CONTINUING OPERATIONS	$ (0.02)	$ -
LOSS PER SHARE - DISCONTINUED OPERATIONS	-	-
NET LOSS PER COMMON SHARE	$ (0.02)	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	206,227,123	209,390,521

See accompanying notes to financial statements.

F4

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

FROM OCTOBER 1, 2004 (INCEPTION) THROUGH DECEMBER 31, 2006

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid - In Capital	Stage	Total

Balance, October 1, 2004 (inception)	-	$ -	$ -	$ -	$ -

Issuance of common stock for cash to Founder	200,000,000	20,000	(10,000)	-	10,000

Net loss for the period October 1, 2004 (inception)
through December 31, 2004	-	-	-	(2,391)	(2,391)

Balance, December 31, 2004	200,000,000	20,000	(10,000)	(2,391)	7,609

Issuance of common stock for cash	11,860,000	1,186	28,464	-	29,650

Net loss for the year ended December 31, 2005	-	-	-	(17,872)	(17,872)

Balance, December 31, 2005	211,860,000	21,186	18,464	(20,263)	19,387

Beneficial conversion feature of convertible long-term debt	-	-	2,690,000	-	2,690,000

Repurchase and retirement of common stock	(125,500,000)	(12,550)	(7,450)		(20,000)

Net loss for the year ended December 31, 2006	-	-	-	(4,799,661)	(4,799,661)

Balance, December 31, 2006 (restated)	86,360,000	$ 8,636	$ 2,701,014	$ (4,819,924)	$ (2,110,274)

See accompanying notes to financial statements.

F5

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			October 1, 2004 (inception) through
	2006	2005	December 31, 2006
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (4,799,661)	$ (17,872)	$ (4,819,924)
Adjustments to reconcile net (loss) to net cash
used in operating activities
Amortization	130,239	-	130,239
Loss on derivative warrant liability	3,970,800	-	3,970,800
Changes in assets and liabilities:
Net assets and liabilities of discontinued operations	28,601	(7,258)	19,999
Interest receivable from related party	(3,733)	-	(3,733)
Due from related party	(1,000,000)	-	(1,000,000)
Accounts payable	125,343	-	125,343
Accrued interest	26,301	-	26,301
Discount on notes payable	51,852	-	51,852
Total adjustments	3,329,403	(7,258)	3,320,801

Net cash (used in) operating activities	(1,470,258)	(25,130)	(1,499,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intangible assets	(6,250,000)	-	(6,250,000)

Net cash (used in) investing activities	(6,250,000)	-	(6,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable and issuance of warrants	8,000,000	-	8,000,000
Repurchase of common stock	(20,000)	-	(20,000)
Issuance of common stock	-	29,650	39,650

Net cash provided by financing activities	7,980,000	29,650	8,019,650

NET INCREASE IN CASH	259,742	4,520	270,527

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	10,785	6,265	-

CASH AND CASH EQUIVALENTS -
END OF YEAR	$ 270,527	$ 10,785	$ 270,527

SUPPLEMENTAL SCHEDULE OF CASH
PAID DURING THE YEAR FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

See accompanying notes to financial statements.

F6

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

F7

Restatements and Reclassifications

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

The following tables isolate each of the restated amounts in the Company’s balance sheet as of December 31, 2006, statement of operations for the year ended December 31, 2006, statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2006 and statement of cash flows for the year ended December 31, 2006.

Balance Sheet

	As of December 31, 2006
	Restated	As Previously Reported
Derivative warrant liability	$ 9,280,800	$ -
Total current liabilities	9,504,295	223,495
Total liabilities	9,504,295	223,495
Additional paid-in capital	2,701,014	8,011,014
Deficit accumulated during the development stage	4,819,924	849,124
Total stockholders’ equity (deficit)	(2,110,274)	7,170,526

Income Statement

	For the Year ended December 31, 2006
	Restated	As Previously Reported
Loss on derivative warrant liability	$ 3,970,800	$ -
Total other expenses	4,045,220	74,420

Loss from continuing operations before provision for income taxes	4,775,056	804,256
Loss from continuing operations	4,775,056	804,256
Net loss applicable to common shares	4,799,661	828,861
Net loss per common share - Basic and Diluted:
Loss per share - continuing operations	0.02	-
Net loss per common share	0.02	-

Statement of Changes in Stockholders’ Equity (Deficit)

	Restated		As Previously Reported
	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Additional Paid-in Capital	Deficit Accumulated During Development Stage
Balance, December 31, 2005	$ 18,464	$ (20,263)	$ 18,464	$ (20,263)
Beneficial conversion feature of long-term debt	2,690,000	-	4,808,415	-
Warrants issued in conjunction with convertible long-term debt	-	-	3,191,585	-
Repurchase and retirement of common stock	(7,450)	-	(7,450)	-
Net loss for the year ended December 31, 2006	-	(4,799,661)	-	(828,861)
Balance, December 31, 2006	$ 2,701,014	$ (4,819,924)	$ 8,011,014	$ (849,124)

Statement of Cash Flows

	For the Year ended December 31, 2006
	Restated	As Previously Reported
Net loss	$ 4,799,661	$ 828,861
Loss on derivative warrant liability	3,970,800	-

F8

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

F9

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

F10

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

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the cost to acquire certain intellectual property associated with SysteamUS’ security software for $5,850,000 described in Note 1 and the cost to develop the Company’s Internet web site.  In December of 2006 we acquired the software and related intellectual property from Systeam US.  At December 31, 2006, this was the only asset the Company was planning to acquire.  Accordingly, the Company allocated the entire purchase price to software and the related IP and planned to amortize over 3 years.  In the June 2007, it became apparent that in order to meet the Company’s business plans it needed to acquire the related operating business related to the software; therefore, the Company acquired the operating business of Systeam Italy SpA. The Company has hired an independent appraiser to value both purchases and to allocate the combined purchase price to all of the intangible assets in accordance with applicable accounting standards. It is anticipated this will be completed in the fall of 2007 and the Company will finalize its allocation in its December 31, 2007 Form 10-KSB .

F11

Intangible assets were as follows at December 31, 2006:

	Original Cost	Accumulated Amortization	Carrying Value	Useful Life (Years)
Intellectual property	$ 5,850,000	$ (125,806)	$ 5,724,194	3
Website	400,000	(4,433)	395,567	3
Total intangible assets	$ 6,250,000	$ (130,239)	$ 6,119,761

Amortization expense amounted to $130,239 and $0 for the years ended December 31, 2006 and 2005, respectively, and is expected to be as follows over the next five years:

	Intellectual property	Website
2007	$ 1,950,000	$ 133,332
2008	1,950,000	133,332
2009	1,824,194	128,903
2010	-	-
2011	-	-

Total estimated amortization expense	$ 5,724,194	$ 395,567

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

In connection with the issuance of the Notes, the Company issued the Note holder warrants (the “Warrants”) to purchase up to 9,000,000 shares of the Company’s common stock with an exercise price of $0.01, of which 6,750,000 warrants are immediately exercisable and the remaining 2,250,000 warrants are exercisable following the date that the Note is fully converted or prepaid (the “December 2006 Warrants”).  The Warrants expire in December 2011.  The aggregate fair value of the December 2006 Warrants equals $5,310,000 based on the Black-Scholes pricing model using the following assumptions: 5% risk free rate, 100% volatility and expected life of the warrants of 30 months. On the date of issuance and as of December 31, 2006, the December 2006 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, fair value of the December 2006 Warrants has been initially recorded as a discount on the Notes with an offset to Derivative Warrant Liability. The Company is required to adjust the value of the December 2006 Warrants to fair value at each reporting period through a charge to earnings until such time as the instruments are permitted classification in stockholders’ equity. Total loss on warrant derivative liabilities was $3,970,800 for the year ended December 31, 2006.

F12

The Company computed the effective conversion price of the Notes, noting that they contain a beneficial conversion feature (“BCF”) in accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  The beneficial conversion feature of $2,690,000 has been recorded as a discount on the Note with an offset to additional paid-in capital in the accompanying balance sheet. The December 2006 Warrant and BCF debt discounts are being amortized over a period of 36 months.  As of December 31, 2006, a total of $51,852 has been amortized and recorded as interest expense.  In connection with the issuance of the Notes, the Company entered into a registration rights agreement with the Note holder pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the securities underlying the Note and Warrants. In the event that the Company fails to file a registration statement within 60 days or fails to meet specified deadlines with respect to causing the registration statement to be declared effective, the Company is obligated to pay an amount in cash as liquidated damages equal to 1.5% of the amount of the holder’s initial investment in the Notes up to an aggregate of ten percent of the amount of the holder’s initial investment. In accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, (under which it elected to consider the warrants and registration rights on a combined basis and analyzed under EITF 00-19 consistent with view A of EITF 05-04), the Company has determined that these securities meet the criteria for classification as stockholders’ equity in the accompanying consolidated balance sheet since the maximum potential liquidated damages penalty payable by the Company in cash is less than a reasonable estimate of the difference in fair value between registered and unregistered shares of our common stock.

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

At December 31, 2006 and 2005, deferred tax assets consist of the following:

	2006	2005
Net operating loss carry forwards	$ 1,927,969	$ (7,148)
Less: valuation allowance	(1,927,969)	7,148

	$ -	$ -

At December 31, 2006 and 2005, the Company had accumulated deficits during the development stage of $849,124 and $20,263, respectively, available to offset future taxable income through 2020. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

The Company’s effective tax rate of 0% differs from federal and state statutory rates as the Company has incurred net operating losses.

F13

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

The Company paid a related party $400,000 to develop its website.

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

Financing Activities

On March 16, 2007, the Company issued to Vision 1,750,000 restricted shares of common stock in consideration of the holder agreeing to convert the Notes into shares of common stock prior to the maturity date of the Note. The Note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock.

In March 2007, Vision exercised 3,000,000 of the December 2006 Warrants.

On June 13, 2007, the Company issued to Vision a $3,000,000 Senior Secured Promissory Note (the “Note”) due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the Company’s  next debt or equity financing. The Note bears interest at 12% per annum plus an additional $300,000 when repaid, is secured by the Company’s accounts receivable and other personal and fixed assets and may be prepaid at any time.  The June 2007 Warrants also contain "full-ratchet" anti-dilution protection to Vision during the warrant term, but excludes certain events such as issuances of stock in connection with mergers and acquisitions, strategic license agreements, stock option plans and a subsequent financing transaction.

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

F14

During January through July 2007, the Company raised $1,720,000 (including $245,000 from related parties) from a small group of accredited investors pursuant to 10% unsecured bridge promissory notes (the “Bridge Notes”).  The principal and accrued interest under the Bridge Notes are due and payable upon the earlier of one year after issuance or upon receipt of proceeds from the Company’s next debt or equity financing, but only at such time after a minimum of $4,000,000 in gross proceeds have been received by us, and then at a rate of $0.50 for every $1.00 raised above such level.  In connection with the issuance of certain of the Bridge Notes, the Company also issued warrants to purchase 1,343,750 shares of their common stock, with an exercise price of $0.80 per share, exercisable for a period of five years.

Acquisitions

On June 7, 2007, the Company entered into the Stock Purchase Agreement to acquire all of the issued and outstanding stock of Systeam from SysteamUS, Inc. in consideration for assuming net liabilities of approximately $6,941,730. In 2007, the Company also established the wholly-owned subsidiaries Retentia, Inc,  Investigatia, Inc. and Interceptia, Inc.  In 2007, the Company loaned another $935,000 in Systeam Loans.

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

Other

On March 16, 2007, the Company issued 200,000 shares of common stock to two consultants for services performed during the three months ended March 31, 2007.  The Company valued these grants at $370,000 based on the fair market value of the Company’s common stock on the date of issuance and recognized the amount as selling, general and administrative expense.

Effective April 16, 2007, the Company hired Lewis W. Moorehead as the Chief Financial Officer.  On August 24, 2007, Mr. Moorehead resigned to pursue other opportunities. On the same date, the Company appointed Thomas A. Spanier as the new Chief Financial Officer, Treasurer and Secretary. The Company agreed to pay Mr. Spanier an annual salary of $200,000 and granted him the right to receive stock options at the same level as the other senior executives when a stock option plan will be approved.

F15

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

On August 17, 2007, the Company’s board of directors concluded, after consultation with management and the Company’s independent registered public accounting firm, that the incorrect accounting treatment had been applied with respect to the convertible long-term debt and accompanying warrants that the Company issued in a private placement transaction in December 2006.

Accordingly, the Company has again concluded that the above is a result of material weaknesses in our internal controls over financial reporting and the Company’s controls and procedures in connection with the interpretation of accounting pronouncements were not effective as of December 31, 2006.  The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.  The Company has also augmented its finance and accounting staff by retaining an experienced independent consultant to enhance the Company’s financial accounting and reporting capabilities.

Other than described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Table

The following table sets forth, for the three most recent completed fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen sation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compen sation ($)

Ian Rice	2006	-	-	-	-	-	-	-
CEO	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Luigi Caramico	2006	-	-	-	-	-	-	-
President	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Mario Mené	2006	-	-	-	-	-	-	-
CTO	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Robert Turner	2006	-	-	-	-	-	-	-
Secretary/Treasurer	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class(1)

Common	Lusk Family Trust	30,700,000	30.55%
Common	Vision Opportunity Master Fund, Ltd.	32,931,818	32.77%
Common	Robert B. Turner, Secretary and Treasurer	11,500,000	14.36%
Common	Kattegat, Ltd.	9,000,000	11.24%
Common	Ian Rice, Chairman and Chief Executive Officer	4,300,000	5.37%

	All Directors and Officers as a group	15,800,000	15.72%

Notes:

1.

Percent of class is based upon an aggregate of 100,491,818 shares issued and outstanding as of April 5, 2007.

Change in Control

No arrangements exist that may result in a change of control of Intelligentias, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Dated:  September 10, 2007

INTELLIGENTIAS, INC.

By:	/s/ Ian Rice
Ian Rice
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

By:	/s/ Tom Spainer
Tom Spainer
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTELLIGENTIAS, INC.

Signature	Title	Date

/s/ Ian Rice	Chief Executive Officer and	September 10, 2007
Ian Rice	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Luigi Caramico	President and Director	September 10, 2007
Luigi Caramico

/s/ Mario Mene	Chief Technology Officer and Director	September 10, 2007
Mario Mené

/s/ Tom Spanier	Secretary and Treasurer	September 10, 2007
Tom Spanier	(Principal Financial and Accounting Officer)

/s/ Royston Hoggarth	Director	September 10, 2007
Royston Hoggarth