Form 10QSB/A
period 2007-03-31
INTELLIGENTIAS, INC.
filed 2007-09-14
CIK 1322387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

INTELLIGENTIAS, INC.

(A Development Stage Company)

EXPLANATORY NOTE

This Form 10-QSB/A (Amendment No. 1) is being filed to correct certain sections of the Form 10-QSB for the three months ended March 31, 2007, which the Company previously filed with the Securities and Exchange Commission.  The Company engaged a new independent registered public accounting firm in July 2007. On August 17, 2007, the Company’s board of directors concluded, after consultation with management and independent registered public accounting firm, that the Company’s financial statements for the quarter ended March 31, 2007 and the year ended December 31, 2006 should no longer be relied upon because of an error in those financial statements.

The error relates to the accounting treatment that the Company applied with respect to the convertible long-term debt and accompanying warrants that the Company issued in a private placement transaction in December 2006. In this Amendment No. 1 to the 10-QSB, the Company is amending and restating the quarterly report on Form 10-QSB to correct this error. The Company has also amended and restated the annual report on Form 10-KSB for the year ended December 31, 2006 to correct this error.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB, which was prepared and relates to the Company as of March 31, 2007. However, this Form 10-QSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2007 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to reflect information as of the original filing date of the March 31, 2007 Form 10-QSB, and does not reflect events occurring after the related filing date and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the March 31, 2007 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents	$ 7,934	$ 270,527
Interest receivable from related party	22,585	3,733
Due from related party	1,385,000	1,000,000

Total current assets	1,415,519	1,274,260

Intangible assets, net	5,598,928	6,119,761
Fixed assets, net	66,341	-

TOTAL ASSETS	$ 7,080,788	$ 7,394,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

LIABILITIES
Accounts payable	$ 38,750	$ 125,343
Accrued wages payable	60,000	-
Accrued interest	5,194	26,301
Notes payable	450,000	-
Notes payable, related parties	150,000	-
Convertible long-term debt, net of discount	-	51,852
Derivative warrant liability	10,260,000	9,280,800
Current liabilities of discontinued operations	-	19,999

Total current liabilities	10,963,944	9,504,295

Total liabilities	10,963,944	9,504,295

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 300,000,000 shares authorized;
109,491,818 and 86,360,000 shares issued and outstanding, respectively	10,949	8,636
Preferred stock, $0.0001 par value; 200,000,000 shares authorized;
0 and 0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	19,912,502	2,701,014
Deficit accumulated during the development stage	(23,806,607)	(4,819,924)

Total stockholders' equity (deficit)	(3,883,156)	(2,110,274)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 7,080,788	$ 7,394,021

See accompanying notes to condensed unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

AND CUMULATIVE TOTALS SINCE INCEPTION

			Cumulative Totals
			October 1, 2004 (inception) through
	2007	2006	March 31, 2007
	(Restated)		(Restated)
REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	764,336	-	1,363,933
Amortization and depreciation	521,156	-	651,395
Total operating expenses	1,285,492	-	2,015,328

OPERATING (LOSS)	(1,285,492)	-	(2,015,328)

OTHER INCOME (EXPENSE)
Loss on derivative warranty liability	(6,529,200)		(10,500,000)
Interest expense	(11,190,843)	-	(11,268,996)
Interest income	18,852	-	22,585
Total other (expenses)	(17,701,191)	-	(21,746,411)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(18,986,683)	-	(23,761,739)

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(18,986,683)	-	(23,761,739)

LOSS FROM DISCONTINUED OPERATIONS	-	(5,653)	(44,868)

NET LOSS APPLICABLE TO COMMON SHARES	$ (18,986,683)	$ (5,653)	$ (23,806,607)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:
LOSS PER SHARE - CONTINUING OPERATIONS	$ (0.21)	$ -
LOSS PER SHARE - DISCONTINUED OPERATIONS	-	-
NET LOSS PER COMMON SHARE	$ (0.21)	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	90,472,323	211,860,000

See accompanying notes to condensed unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid - In Capital	Stage	Total

Balance, October 1, 2004	-	$ -	$ -	$ -	$ -

Issuance of common stock for cash to Founder	200,000,000	20,000	(10,000)	-	10,000

Net loss for the period October 1, 2004
through December 31, 2004	-	-	-	(2,391)	(2,391)

Balance, December 31, 2004	200,000,000	20,000	(10,000)	(2,391)	7,609

Issuance of common stock for cash	11,860,000	1,186	28,464	-	29,650

Net loss for the year ended December 31, 2005	-	-	-	(17,872)	(17,872)

Balance, December 31, 2005	211,860,000	21,186	18,464	(20,263)	19,387

Beneficial conversion feature of convertible long-term debt	-	-	2,690,000	-	2,690,000

Repurchase and retirement of common stock	(125,500,000)	(12,550)	(7,450)		(20,000)

Net loss for the year ended December 31, 2006	-	-	-	(4,799,661)	(4,799,661)

Balance, December 31, 2006 (Restated)	86,360,000	$ 8,636	$ 2,701,014	$ (4,819,924)	$ (2,110,274)

Conversion of long term debt	18,181,818	1,818	7,998,182		8,000,000

Exercise of warrants	3,000,000	300	29,700		30,000

Issuance of common stock for services performed	200,000	20	369,980		370,000

Issuance of common stock for conversion of long-term debt	1,750,000	175	3,263,626		3,263,801

Reclassification of derivative warrant liability	-	-	5,550,000		5,550,000

Net loss for the quarter ended March 31, 2007				(18,986,683)	(18,986,683)

Balance, March 31, 2007 (Restated)	109,491,818	$ 10,949	$ 19,912,502	$ (23,806,607)	$ (3,883,156)

See accompanying notes to condensed unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

AND WITH CUMULATIVE TOTALS SINCE INCEPTION

			Cumulative Totals
			October 1, 2004 (inception) through
	2007	2006	March 31, 2007
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (18,986,683)	$ (5,653)	$ (23,806,607)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Amortization and depreciation	521,156	-	651,395
Loss on derivative warrant liability	6,529,200	-	10,500,000
Amortization of discount on notes payable	7,948,148	-	8,000,000
Expense associated with issuance of common stock to
to induce conversion of convertible long-term debt	3,263,801	-	3,263,801
Non-cash expense associated with issuance of
common stock to consultants	370,000	-	370,000
Changes in assets and liabilities:
Net assets and liabilities of discontinued operations	(19,999)	903	-
Interest receivable from related party	(18,852)	-	(22,585)
Accounts payable	(86,593)	-	38,750
Accrued wages payable	60,000	-	60,000
Accrued interest	(21,107)	-	5,194
Total adjustments	18,545,754	903	22,866,555

Net cash (used in) operating activities	(440,929)	(4,750)	(940,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(66,664)	-	(66,664)
Due from related party	(385,000)	-	(1,385,000)
Acquisitions of intangible assets	-	-	(6,250,000)

Net cash (used in) investing activities	(451,664)	-	(7,701,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	450,000	-	8,450,000
Proceeds from related party notes payable	150,000	-	150,000
Repurchase of common stock	-	-	(20,000)
Exercise of warrants	30,000	-	30,000
Proceeds from issuance of common stock	-	-	39,650

Net cash provided by financing activities	630,000	-	8,649,650

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(262,593)	(4,750)	7,934

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	270,527	10,785	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 7,934	$ 6,035	$ 7,934

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
Conversion of convertible long-term debt	$ 8,000,000	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

INTELLIGENTIAS, INC

(formerly MERCHANDISE CREATIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 3 - RESTATEMENTS AND RECLASSIFICATIONS

The Company restated certain balance sheet and income statement accounts as of and for the three months ended  March 31, 2007 to correct an error related to the accounting treatment applied with respect to the convertible long-term debt and accompanying warrants that the Company issued in a private placement transaction in December 2006. Certain prior period amounts have been reclassified to conform to current presentation to take effect for the disposal of its operating business.

The following tables isolate each of the restated amounts in the Company’s balance sheet as of March 31, 2007, statement of operations for the three months ended March 31, 2007, statement of changes in stockholders’ equity (deficit) for the three months ended  March 31, 2007 and statement of cash flows for the three months ended March 31, 2007.

Balance Sheet

	As of March 31, 2007
	Restated	As Previously Reported
Derivative warrant liability	$ 10,260,000	$ -
Total current liabilities	10,963,944	703,944
Total liabilities	10,963,944	703,944
Additional paid-in capital	19,912,502	19,672,502
Deficit accumulated during the development stage	23,806,607	13,306,607
Total stockholders’ equity (deficit)	(3,883,156)	6,376,844

Income Statement

	For the Three Months ended March 31, 2007
	Restated	As Previously Reported
Loss on derivative warrant liability	$ 6,529,200	$ -
Total other expenses	17,701,191	11,171,991

Loss from continuing operations before provision for income taxes	18,986,683	12,457,483
Loss from continuing operations	18,986,683	12,457,483
Net loss applicable to common shares	18,986,683	12,457,483
Net loss per common share – Basic and Diluted:
Loss per share – continuing operations	0.21	0.14
Net loss per common share	0.21	0.14

Statement of Changes in Stockholders’ Equity (Deficit)

	Restated		As Previously Reported
	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Additional Paid-in Capital	Deficit Accumulated During Development Stage
Balance, December 31, 2006	$ 2,701,014	$ (4,819,924)	$ 8,011,014	$ (849,124)
Conversion of long term debt	7,998,182	-	7,998,182	-
Exercise of warrants	29,700	-	29,700	-
Issuance of common stock for services performed	369,980	-	369,980	-
Issuance of common stock for conversion of long term debt	3,263,626	-	3,263,626	-
Reclassification of derivative warrant liability	5,550,000	-	-	-
Net loss	-	(18,986,683)	-	(12,457,483)
Balance, March 31, 2007	$ 19,912,502	$ (23,806,607)	$ 19,672,502	$ (13,306,607)

Statement of Cash Flows

	For the Three Months ended March 31, 2007
	Restated	As Previously Reported
Net loss	$ 18,986,683	$ 12,457,483
Loss on derivative warrant liability	6,529,200	-

NOTE 4 - BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	March 31,	December 31,
	2007	2006
Intellectual property	$ 5,850,000	$ 5,850,000
Website	400,000	400,000
Total	6,250,000	6,250,000
Less: Accumulated amortization	(651,072)	(130,239)
Intangibles, net	$ 5,598,928	$ 6,119,761

	March 31,	December 31,
	2007	2006

Office equipment	$ 66,664	$ -
Less: accumulated depreciation	(323)	-
Fixed assets, net	$ 66,341	$ -

Amortization expense amounted to $520,833 and $0 for the periods ended March 31, 2007 and 2006, respectively.  In December of 2006 we acquired the software and related intellectual property from Systeam US.  At December 31, 2006, this was the only asset the Company was planning to acquire.  Accordingly, the Company allocated the entire purchase price to software and the related IP and planned to amortize over 3 years.  In the June 2007, it became apparent that in order to meet the Company’s business plans it needed to acquire the related operating business related to the software; therefore, the Company acquired the operating business of Systeam Italy SpA. The Company has hired an independent appraiser to value both purchases and to allocate the combined purchase price to all of the intangible assets in accordance with applicable accounting standards. It is anticipated this will be completed in the fall of 2007 and the Company will finalize its allocation in its December 31, 2007 Form 10-KSB.

Depreciation expense was $323 and $0 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 5 - COMMON STOCK, CONVERTIBLE LONG-TERM DEBT AND WARRANTS

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the “Note”).  On March 16, 2007, the Company issued the Note holder 1,750,000 shares of common stock as an inducement to convert the entire Note into common stock.  The Note was fully converted by the holder on March 19, 2007 into 18,181,818 shares of common stock.  The Company recognized $3,263,801 in interest expense related to the fair value of the common stock issued to the Note holder to induce conversion.  The Company also recognized the unamortized debt discount on the Note of $7,948,148 as interest expense in the accompanying condensed unaudited statements of operations for the three months ended March 31, 2007.

In connection with the issuance of the Note, the Company issued the Note holder warrants (the “Warrants”) to purchase up to 9,000,000 shares of the Company’s common stock with an exercise price of $0.01. The Note holder exercised 3,000,000 warrants for $30,000 during the three months ended March 31, 2007.

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the “Convertible Note”) with Vision Opportunity Master Fund (“Vision”), the Company’s largest shareholder as of June 30, 2007.  On March 16, 2007, the Company issued Vision 1,750,000 shares of common stock as an inducement to convert the entire Convertible Note into common stock.  The Convertible Note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock.  The Company recognized $3,263,801 in interest expense related to the fair value of the common stock issued to Vision to induce conversion.  The Company also recognized the unamortized debt discount on the Convertible Note of $7,948,148 as interest expense in the accompanying unaudited statement of operations for the three months ended March 31, 2007.

In connection with the issuance of the Convertible Note, the Company issued Vision warrants to purchase up to 9,000,000 shares of the Company’s common stock with an exercise price of $0.01 per share (the “December 2006 Warrants”).   The aggregate fair value of the December 2006 Warrants equals $5,310,000 based on the Black-Scholes pricing model using the following assumptions: 5% risk free rate, 100% volatility and expected life of the warrants of 30 months. On the date of issuance and as of December 31, 2006 and March 31, 2007, the December 2006 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, fair value of the December 2006 Warrants has been initially recorded as a discount on the Convertible Note with an offset to Derivative Warrant Liability. The Company is required to adjust the value of the December 2006 Warrants to fair value at each reporting period through a charge to earnings until such time as the instruments are permitted classification in stockholders’ equity.

Total loss on the December 2006 Warrants was $6,529,200 for the three months ended March 31, 2007. The Company also reclassified $5,550,000 from derivative warrant liability to additional paid-in capital related to the fair value of 3,000,000 of December 2006 Warrants which were exercised by Vision for $30,000 during March 2007.

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

Amortization and Depreciation

Amortization expense of $520,833 for the three months ended March 31, 2007 was recognized as a result of the acquisition of $5,850,000 in intellectual property from SysteamUS and $400,000 for website development.  In December of 2006 we acquired the software and related intellectual property from Systeam US.  At December 31, 2006, this was the only asset we were planning to acquire.  Accordingly, we allocated the entire purchase price to software and the related IP and planned to amortize over 3 years.  In the June 2007, it became apparent that in order to meet our business plans we needed to acquire the related operating business related to the software; therefore, we acquired the operating business of Systeam Italy SpA. We have hired an independent appraiser to value both purchases and to allocate the combined purchase price to all of the intangible assets in accordance with applicable accounting standards. It is anticipated this will be completed in the fall of 2007 and we will finalize our allocation in our December 31, 2007 Form 10-KSB .

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

We also recognized loss on the derivative warrant liability mark-to-market of $6,529,200 related to the $8 million convertible long-term debt reflecting the increase in the market price of our common stock from December 31, 2006 to March 31,  2007.

Loss from Continuing Operations

Without any source of revenues and given that our total operating expenses during the three months ended March 31, 2007 were $1,285,492, as well as other expenses of $17,701,191, we incurred a loss from continuing operations of $18,986,683.

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

Net Loss

Our net loss for the three months ended March 31, 2007 and 2006 was $18,986,683 and $5,653, respectively, which resulted in a net loss per share of $0.21 and $0.00, respectively.  Our accumulated deficit since inception is $19,835,807.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company's financial condition or results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140 . This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15 2006. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued statement 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 . Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for transactions entered into after the first fiscal year that begins after September 15 2006. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

On August 17, 2007, the Company’s board of directors concluded, after consultation with management and the Company’s independent registered public accounting firm, that the incorrect accounting treatment had been applied with respect to the convertible long-term debt and accompanying warrants that the Company issued in a private placement transaction in December 20006.

Accordingly, the Company has again concluded that the above is a result of material weaknesses in our internal controls over financial reporting and the Company’s controls and procedures in connection with the interpretation of accounting pronouncements were not effective as of December 31, 2006 and March 31, 2007.  The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.  The Company has also augmented its finance and accounting staff by retaining an experienced independent consultant to enhance the Company’s financial accounting and reporting capabilities.

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

INTELLIGENTIAS, INC.
(Registrant)

Signature	Title	Date

/s/ Ian Rice	Chief Executive Officer and	September 10, 2007
Ian Rice	Chairman of the Board of Directors
(principal executive officer)

/s/ Tom Spanier	Chief Financial Officer	September 10, 2007
Tom Spanier	(principal financial and accounting officer)