Form 10QSB
period 2007-09-30
INTELLIGENTIAS, INC.
filed 2007-11-20
CIK 1322387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [   ]     No [X]

Number of shares outstanding of common stock, as of the latest practicable date: 114,555,468 as of November 19, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]     No [X]

INTELLIGENTIAS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$ 1,146,877	$ 270,527
Accounts receivable (net of allowance of $193,203 in 2007)	3,777,231	-
Prepaid expenses and other current assets	513,921	-
Interest receivable from related party	-	3,733
Due from related party	-	1,000,000
Other receivables	1,074,484	-
Inventory	61,150	-

Total current assets	6,573,663	1,274,260

Intangible assets, net	38,650,589	6,119,761
Fixed assets, net	1,332,632	-
Long-term restricted investments	2,489,185	-
Deposits	965,592	-
Other assets	119,326	-

TOTAL ASSETS	$ 50,130,987	$ 7,394,021

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 2,678,718	$ 125,343
Accrued expenses	9,539,863	26,301
Deferred revenue	1,572,459	-
Short-term borrowings, net of discount	3,825,918	-
Acquisition payable	8,500,000	-
Short-term borrowings, related party	245,000	-
Derivative warrant liability	404,600	9,280,800
Convertible long-term debt, net of discount	-	51,852
Current liabilities of discontinued operations	-	19,999

Total current liabilities	26,766,558	9,504,295

Accrued pension plan liabilities	2,369,933	-

Total liabilities	29,136,491	9,504,295

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 300,000,000 shares authorized;
114,555,468 and 77,360,000 shares issued and outstanding	11,455	7,736
Preferred stock, $0.0001 par value; 200,000,000 shares authorized;
0 and 0 shares issued and outstanding	-	-
Additional paid-in capital	49,204,292	2,701,914
Accumulated other comprehensive loss	(506,558)	-
Accumulated deficit	(27,714,693)	(4,819,924)

Total stockholders' equity	20,994,496	(2,110,274)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 50,130,987	$ 7,394,021

See accompanying notes to condensed consolidated unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$ 3,550,310	$ -	$ 5,523,759	$ -

OPERATING EXPENSES
Direct cost of revenues	1,082,509	-	1,445,026
Selling, general and administrative	2,819,648	-	5,468,948	-
Amortization and depreciation	2,473,941	-	4,152,587	-
Total costs and expenses	6,376,098	-	11,066,561	-

OPERATING (LOSS)	(2,825,788)	-	(5,542,802)	-

OTHER INCOME (EXPENSE)
Gain (loss) on derivative warrant liability	(229,385)	-	(4,710,935)
Interest income (expense)	(1,129,207)	-	(12,641,031)	-
Total other (expenses)	(1,358,592)	-	(17,351,966)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(4,184,380)	-	(22,894,768)	-

Provision for income taxes	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,184,380)	-	(22,894,768)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(1,465)	-	(8,606)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(4,184,380)	(1,465)	(22,894,768)	(8,606)

Net unrealized securities gains	$ 8,109		$ 8,109
Foreign currency translation adjustments	(490,354)	-	(514,667)	-
Comprehensive income (loss)	$ (4,666,625)	$ (1,465)	$ (23,401,326)	$ (8,606)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:
INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS	$ (0.04)	$ -	$ (0.23)	$ -
INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS	-	-	-	-
NET INCOME (LOSS) PER COMMON SHARE	$ (0.04)	$ -	$ (0.23)	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	114,555,468	211,860,000	99,843,573	211,860,000

See accompanying notes to condensed consolidated unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (4,184,380)	$ (1,465)	$ (22,894,768)	$ (8,606)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Amortization and depreciation	2,473,941	-	4,152,588	-
Amortization of discount on notes payable	870,861	-	1,156,843	-
Amortization of discount on convertible debt	-	-	7,948,148	-
Amortization of debt issuance costs	12,643		12,643
Deferred financing costs	(285,240)		(285,240)
Stock based compensation	(435,103)	-	-	-
Expense associated with issuance of common stock to
to induce conversion of convertible long-term debt	-	-	3,263,801	-
Non-cash expense associated with issuance of
common stock to consultants	-	-	370,000	-
Non-cash (gain) loss on derivative warrant liability	229,385	-	4,710,935	-
Non-cash foreign currency revaluation	(110,598)		(110,598)
Changes in assets and liabilities:
Net assets and liabilities of discontinued operations	-	1,053	-	3,444
Interest receivable from related party	-	-	(46,276)	-
Accounts receivable	(1,117,052)	-	(1,589,968)
Unbilled fees and costs	571,958		571,958
Inventory	(12,446)		(12,446)
Prepaid expenses and other current assets	410,108	-	(114,892)	-
Other assets	(17,315)	-	(59,781)	-
Accounts payable	590,300	-	607,034	-
Deferred revenue	(1,386,489)	-	(1,567,023)	-
Accrued expenses	1,215,614	-	2,347,314	-
Accrued pension plan liabilities	49,882	-	49,882	-

Total adjustments	3,060,449	1,053	21,404,922	3,444

Net cash (used in) operating activities	(1,123,931)	(412)	(1,489,846)	(5,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(22,518)	-	(1,158,957)	-
Short-term loans to related party	-	-	(935,000)	-
Acquisition of Datakom, net of cash acquired	(52,007)	-	(1,043,778)	-
Net cash (used in) investing activities	(74,525)	-	(3,137,735)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	899,051	-	5,324,051	-
Repayment of short-term borrowings	(143,290)	-	(143,290)	-
Proceeds from related party short-term borrowings	-	-	245,000	-
Exercise of warrants	-	-	30,000	-

Net cash provided by financing activities	755,761	-	5,455,761	-

Effect of exchange rate changes on cash and cash equivalents	43,852		48,170	-

NET INCREASE (DECREASE)	(398,843)	(412)	876,350	(5,162)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,545,720	6,035	270,527	10,785

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 1,146,877	$ 5,623	$ 1,146,877	$ 5,623

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$ -	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
Conversion of convertible long-term debt	$ -	$ -	$ 8,000,000	$ -
Note payable for acquisition of Datakom	$ -	$ -	$ 8,500,000	$ -
Stock issued for acquisition of Datakom	$ -	$ -	$ 17,080,000	$ -
Acquisition of Systeam	$ -	$ -	$ 9,338,982	$ -

See accompanying notes to condensed consolidated unaudited financial statements.

INTELLIGENTIAS, INC.

(formerly Merchandise Creations, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Paid - In Capital	Deficit	Loss	Equity

Balance, December 31, 2006	77,360,000	$ 7,736	$ 2,701,914	$ (4,819,925)	$ -	$ (2,110,275)

Conversion of long term debt	18,181,818	1,818	7,998,182			8,000,000

Exercise of warrants	3,000,000	300	29,700			30,000

Issuance of common stock for services performed	200,000	20	369,980			370,000

Issuance of common stock for conversion of long-term debt	1,750,000	175	3,263,626			3,263,801

Issuance of warrants in connection with bridge financing			776,561			776,561

Cashless stock warrant exercise	63,650	6	(6)			-

Acquisition of Datakom	14,000,000	1,400	17,077,200			17,078,600

Reclassification of derivative warrant liability			16,987,135			16,987,135

Net unrealized securities gains	-	-	-		8,109	8,109

Foreign currency translation adjustments	-	-	-		(514,667)	(514,667)

Net loss for the nine months ended September 30, 2007	-	-	-	(22,894,768)	-	(22,894,768)

Balance, September 30, 2007	114,555,468	$ 11,455	$ 49,204,292	$ (27,714,693)	$ (506,558)	$ 20,994,496

See accompanying notes to condensed consolidated unaudited financial statements.

INTELLIGENTIAS, INC

(formerly MERCHANDISE CREATIONS, INC.)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ACQUISITIONS

Intelligentias, Inc. (the “Company”) was originally incorporated in the State of Nevada on October 1, 2004, as Merchandise Creations, Inc., and conducted a promotional and marketing business specializing in delivering, promoting and selling custom-designed merchandise for bands and artists in the music industry (the “Merchandise Distribution Business”).

On December 7, 2006, the Company entered into a Limited Assets Purchase Agreement by and between the Company, SysteamUS, Inc. and Systeam Italy, SpA (“Systeam”), whereby the Company acquired certain intellectual property associated with SysteamUS’ security software for $5,850,000. Concurrently with the purchase, the Company discontinued its Merchandise Distribution Business and changed its focus to providing homeland security, data retention and tracking software and services to law enforcement agencies, telecommunications companies and Internet service providers. On June 7, 2007, the Company entered into the Stock Purchase Agreement to acquire all of the issued and outstanding stock of Systeam from SysteamUS, Inc. in consideration for assuming net liabilities of approximately $9,338,982 including the exchange of consideration of approximately $2,500,000 by assuming debt in the same amount due from an entity related to Systeam. In 2007, the Company also established wholly-owned subsidiaries Retentia, Inc, Investigatia, Inc. and Interceptia, Inc.

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

On June 7, 2007, the Company entered into the Stock Sale Agreement to acquire all of the issued and outstanding stock of Datakom GmbH (“Datakom”) for an aggregate purchase price of $27,701,548, subject to adjustment. The aggregate purchase price was comprised of: (i) cash consideration of $10.5 million, $2.0 million of which was paid immediately, and the remaining amount of $8,500,000 is payable within eight weeks after the distribution of a private placement memorandum associated with the sale of the Company’s common stock;  (ii) direct transaction costs of $122,948 and (iii) issuance of 14,000,000 shares of the Company’s common stock with a fair value of $17,078,600, based on the closing price of the Company’s common stock on the closing date. The Stock Sale Agreement also included contingent consideration that is based on certain financial performance criteria for Datakom during calendar year 2007. This contingency has not been resolved and no amounts have been accrued as a result of this contingency at September 30, 2007.  Datakom’s main business focus is the creation of software programs for law enforcement agencies and intelligence communities that allow for lawful interception of telecommunications.  The Company also provides consulting services related to voice-over IP and electronic serial number set-up for various communication devices, mainframe installation services and pre-deployment services used to identify any potential issues prior to deployment of various software programs.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses from continuing operations and operational cash outflows since inception.

The Company’s ability to service its debt and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. If the Company fails to generate sufficient cash from operations, it will need to raise additional equity or borrow additional funds to achieve its objectives. There can be no assurance that the Company will generate sufficient revenues or that equity or borrowings will be available or, if available, will be at rates or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - SYSTEAM AND DATAKOM ACQUISITIONS

The Datakom and Systeam acquisitions were accounted for pursuant to the Financial Accounting Standard  No. 141, Business Combinations  (“FAS 141”), which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, FAS 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

The Systeam and Datakom preliminary purchase price allocations are as follows:

	Systeam	Datakom
Fair value of common stock	$ -	$ 17,078,600
Cash consideration	-	10,500,000
Non-Cash consideration - Debt assumed from parent	2,504,720	-
Acquisition costs	-	122,948
Assets acquired	(4,325,559)	(6,609,464)
Liabilities assumed	11,159,821	6,094,010
Intangible assets	$ 9,338,982	$ 27,186,094

Approximately $2.0 million of cash was paid to Datakom immediately. The remaining $8.5 million is payable in cash under the terms discussed in Note 1 and is recorded as acquisition payable in the accompanying condensed consolidated balance sheet at September  30, 2007.

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

The operating results of Systeam and Datakom have been included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss subsequent to the date of the purchases. The following reflects pro forma combined results of the Company, Systeam and Datakom as if the acquisitions had occurred as of the earliest period presented. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined entities. For purposes of calculating the pro formas, management estimates that a weighted average amortization life of all intangibles including goodwill will be five years.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2006	Nine Months Ended September 30,
		2007	2006
Revenues	$2,623,998	$9,188,116	$8,197,012

Loss before discontinued operations	$5,811,181	$27,509,538	$12,894,580

Net loss	$5,812,646	$ 27,509,538	$12,903,186

Basic and diluted loss per share - continuing operations	$0.03	$ 0.26	$0.06

Basic and diluted loss per share	$0.03	$ 0.26	$0.06

Weighted average common shares outstanding - basic and diluted	225,860,000	108,253,830	225,860,000

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

The accompanying condensed unaudited financial statements as of September 30, 2007, and for the three and nine months ended September 30, 2007 and September 30, 2006, respectively, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in the Company’s annual report on Form 10-KSB/A (Amendment No.1) for the year ended December 31, 2006.

Reclassification

Certain reclassifications have been made in the prior period financial statements to conform to the current presentation.

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

Receivables

Receivables are shown at their expected realizable value.  This is determined by adjusting the nominal value of the receivables for an allowance for bad debt, which is calculated by assessing the risk of loss, generally and for each receivable, considering general and industry conditions as well as customer history and creditworthiness. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Customer Concentrations

Approximately 82% of the Company’s revenues for the three months ended September 30, 2007 related to eight customers with two customers comprising 61% of revenues and approximately 84% of the Company’s revenues for the nine months ended September 30, 2007 related to nine customers with three customers comprising 66% of revenues.  Approximately 82% of the Company’s accounts receivable at September 30, 2007 related to seven customers with one customer comprising 42% of accounts receivable.

Investments

The Company currently classifies all marketable investment securities as available-for-sale.  The Company adjusts the carrying value of available-for-sale securities to fair value and reports the related temporary unrealized gains and losses as a separate component of accumulated other comprehensive loss within the accompanying consolidated statement of changes in stockholders’ equity.  Declines in the fair value of a marketable investment security that are estimated to be “other than temporary” are recognized in the consolidated statements of operations and comprehensive loss, thus establishing a new cost basis for such investment.  Declines in the fair value of investments below cost basis for a continuous period are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. The investments are restricted as they are pledged as collateral on the pension obligation and certain lines of credit.

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

Revenue Recognition

Data Retention (“DR”)

The Company derives its DR revenue from sales of software licenses, installation, customer support (including maintenance) and consulting services. The Company has historically been contracted to perform installation services on every software license sale, and certain software license sales also include customer support agreements. Customer support agreements vary and may provide customers with rights to unspecified software updates, maintenance releases and patches released during the term of the support period, telephone support, and support personnel during the term of the support period. The Company does not have standard pricing associated with its customer support agreements due to the varying nature of the services provided.

The Company recognizes revenue pursuant to the requirements of American Institute of Certified Public Accountants  Statement of Position 97-2, “Software Revenue Recognition”, as amended. The Company has not yet established vendor specific objective evidence (“VSOE”) for the fair value of the software license, installation and customer support elements. As a result, the Company recognizes all revenue for multiple element arrangements ratably over the period of installation and customer support, typically three to twenty-four months.

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

LINM product revenue is recognized once a legally binding arrangement with a customer has been evidenced, shipment has occurred, fees are fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. Customer Support or Maintenance is recognized ratably over the contract period. The Company’s fees are considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The Company recognizes LINM revenue upon the completion of installation and training and acceptance by the customer.

The Company’s standard agreements with customers do not include rights of return. The Company assesses the ability to collect from its customers based on a number of factors, including creditworthiness of the customer and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

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

The Company uses the residual method (as prescribed in SOP 98-9) to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In virtually all of the Company’s contracts, Customer Support or Maintenance is the element that remains undelivered at the time of delivery of the product to the customer. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue.

The Company considers the four basic revenue recognition criteria for each of the elements as follows:

•

Persuasive evidence of an arrangement with the customer exists - It is the Company’s customary practice to have a written purchase order and, in some cases, a written contract signed by both the customer and the Company, or other persuasive evidence that an arrangement exists prior to recognizing revenue on an arrangement.

•

Shipment or performance has occurred - The Company’s products are usually physically shipped from the contract manufacturing vendor and delivery to the Company’s customers is FOB origin. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. LINM services revenue is recognized when the services are completed, except for Customer Support or Maintenance, which is recognized ratably over the term of the Customer Support or Maintenance agreement.

•

Vendor’s fee is fixed or determinable - The fee its customers pay for products, customer support or maintenance and other professional services is negotiated at the outset of an arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

•

Collection is probable - The Company assesses the probability of collection on a customer-by-customer basis. Credit reviews are performed on an as needed basis to evaluate the customer’s financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, the Company recognizes the revenue on a cash-collected basis.

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

Software Development Costs

Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been immaterial to date.

Foreign Currency Translation

The Company’s Systeam and Datakom subsidiaries operate outside the United States and their local currencies are their functional currencies. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable. Gains or losses resulting from transactions denominated in currencies other than the Company’s functional currency are included in selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss.

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

The Company has entered into financing arrangements to fund its business capital requirements, including convertible debt and short-term debt which include detachable warrants that are indexed to the Company’s common stock. These contracts require careful evaluation to determine whether derivative features embedded in host agreements require bifurcation and fair value measurement or whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to earnings until such time as the instruments are permitted classification in stockholders’ equity. The Company uses the Black−Scholes option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to estimate the fair value of these instruments.

Defined Benefit Pension Plan

As a result of the Datakom acquisition, the Company assumed the liabilities associated with a defined benefit pension plan covering two former shareholders of Datakom.  The benefits are based on years of service and the participant’s compensation during their years of employment.  The Company holds the assets for the pension plan in the Company’s name as appropriate under German law. The Company anticipates dissolving the pension plan and paying out or transferring the related assets and liabilities to the two former shareholders of Datakom.  The accrued pension liability increased from $2,188,527 at June 30, 2007 to $2,369,932 at September 30, 2007 as a result of service and interest costs recognized during the three months ended September 30, 2007. Key assumptions in the calculation of the projected benefit obligation include a 1.50% annual salary increase and a 4.50% discount rate.

Income Taxes

The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes(“SFAS 109”), which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Comprehensive Loss

The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income"(“SFAS 130”).  SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components that require certain items be presented as separate components of stockholders' equity.  For the periods presented, the Company's other comprehensive income consist of foreign currency translation adjustments and of unrealized gains and losses from marketable securities available for sale.

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments” (“SFAS 123R”), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”  using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

NOTE 5 - BALANCE SHEET INFORMATION

Balance sheet information at September 30, 2007 is as follows:

Intangible Assets

Intellectual property	$ 5,850,000
Website	400,000
Intangible assets - Systeam	9,338,982
Intangible assets - Datakom	27,186,094
42,775,076
Less: Accumulated amortization	(4,124,487)
Intangible assets, net	$38,650,589

Accrued Liabilities

Withholding taxes payable	$ 2,065,211
Accrued interest payable	279,135
Termination indemnity	878,055
Tax penalties & interest	932,419
Social security taxes payable	2,256,925
Income taxes payable	755,158
Accrued wages & benefits	1,095,476
Value added tax (VAT)	888,932
Other	388,552
$ 9,539,863

Included in accrued liabilities at September 30, 2007 are tax penalties and interest associated with the Company’s Systeam subsidiary in Italy related to certain employee withholding taxes, social security taxes, income taxes and value-added taxes that are past due.

The termination indemnity associated with the Systeam subsidiary of $878,055 at September 30, 2007 relates to amounts withheld from employees that are payable to employees if they are terminated by the Company.  Such amounts do not accrue interest and are based solely on the amounts withheld by the Company.

NOTE 6 - SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS

Vision Opportunity Master Fund Financing Transactions

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the “Convertible Note”) with Vision Opportunity Master Fund Ltd. (“Vision”), the Company’s largest shareholder as of September 30, 2007.  On March 16, 2007, the Company issued Vision 1,750,000 shares of common stock as an inducement to convert the entire Convertible Note into common stock.  The Convertible Note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock.  The Company recognized $3,263,801 in interest expense related to the fair value of the common stock issued to Vision to induce conversion.  The Company also recognized the unamortized debt discount on the Convertible Note of $7,948,148 as interest expense in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2007.

In connection with the issuance of the Convertible Note, the Company issued Vision warrants to purchase up to 9,000,000 shares of the Company’s common stock with an exercise price of $0.01 per share (the “December 2006 Warrants”).   The aggregate fair value of the December 2006 Warrants equals $5,310,000 based on the Black-Scholes option pricing model using the following assumptions: 5% risk-free rate, 100% volatility and expected life of the warrants of 30 months. On the date of issuance and as of December 31, 2006 until the agreement was amended on August 15, 2007, the December 2006 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, the fair value of the December 2006 Warrants was initially recorded as a discount on the Convertible Note with an offset to Derivative Warrant Liability. The Company adjusted the value of the December 2006 Warrants to fair value through a charge to earnings at the end of each reporting period and at August 15, 2007, the date the instruments met the requisite conditions for classification in stockholders’ equity.

On June 13, 2007, the Company issued to Vision a $3,000,000 Senior Secured Promissory Note (the “Note”) due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the next debt or equity financing. The Note bears interest at 12% per annum plus an additional $300,000 when repaid.  The Note is secured by the Company’s accounts receivable and other personal and fixed assets and may be prepaid at any time.

In connection with the issuance of the Note, the Company issued Vision warrants to purchase up to 5,500,000 shares of the Company’s common stock with an exercise price of $2.05 per share expiring in June 2014 (the “June 2007 Warrants”). The aggregate fair value of the warrants equals $3,861,000 based on the Black-Scholes option pricing model using the following assumptions: 5% risk-free rate, 100% volatility and expected life of the warrants of 3.5 years. The June 2007 Warrants also contain "full-ratchet" anti-dilution protection to Vision during the warrant term, but excludes certain events such as issuances of stock in connection with mergers and acquisitions, strategic license agreements, stock option plans and a subsequent financing transaction. On the date of issuance until the agreement was amended on August 15, 2007, the June 2007 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, that fair value of the June 2007 Warrants was initially recorded as a discount on the Note of $3,000,000 with the excess of the fair value of the warrants  over the proceeds from the Note of $861,000 recorded as a loss on Derivative Warrant Liabilities in the accompanying consolidated statement of operations and comprehensive loss. The Company also incurred $42,466 in debt issuance costs that have been included in other assets in the accompanying consolidated balance sheet.

Warrant-related discount and the debt issuance costs are being amortized over a period of 12 months. As of September 30, 2007, a total of $908,533 has been amortized and recorded as interest expense. On August 15, 2007, the Company and Vision amended the agreements related to the December 2006 Warrants and the June 2007 Warrants (collectively, the “Warrants”) to remove the cash settlement provision that could be triggered by a change in control. Accordingly, as of the date of the amendment, the Warrants met the requisite conditions for equity classification and were reclassified from liabilities to stockholders’ equity and no further value adjustments will be made.

Total loss on derivative warrant derivative liabilities was $229,385 and $4,710,935 for the three and nine months ended September 30, 2007, respectively.  The following table summarizes the changes in fair value of the December 2006 Warrants and the June 2007 Warrants and reflects the reclassification to stockholders’ equity of 3,000,000 of the December 2006 Warrants, which were exercised for $30,000 during March 2007:

	December 2006 Warrants	June 2007 Warrants	Total
Initial fair value of December 2006 Warrants (recorded as a discount on the Convertible Note)	$ 5,310,000	$ -	$ 5,310,000
2006 increase in fair value	3,970,800	-	3,970,800
Derivative warrant liability - December 31, 2006	9,280,800	-	9,280,800
Fair value adjustment - three months ended March 31, 2007	6,529,200	-	6,529,200
Reclassification to stockholders' equity for warrants exercised	(5,550,000)	-	(5,550,000)
Derivative warrant liability - March 31, 2007	10,260,000	-	10,260,000
Initial fair value of June 2007 Warrants (recorded as a discount on the Note)	-	3,000,000	3,000,000
June 2007 Warrants - Day-one loss from derivative allocation	-	861,000	861,000
Fair value adjustment - three months ended June 30, 2007	(2,992,800)	84,150	(2,908,650)
Derivative warrant liability - June 30, 2007	7,267,200	3,945,150	11,212,350
Fair value adjustment-July 1, 2007 to August 15, 2007 (amendment date)	178,200	46,585	224,785
Reclassification to stockholders’ equity due to amendment	(7,445,400)	(3,991,735)	(11,437,135)
Derivative warrant liability - September 30, 2007	$-	$-	$-

On September 18, 2007, the Company amended its Note with Vision to issue an additional $300,000 senior secured promissory note to Vision (the “September 2007 Note”) due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the next debt or equity financing.  The September 2007 Note bears interest at 12% per annum plus an additional $30,000 when repaid, is secured by the Company’s accounts receivable and other personal and fixed assets and may be prepaid at any time.  As additional consideration, the Company issued an immediately exercisable warrant to Vision to purchase 238,095 shares of the Company’s common stock, with an exercise price of $1.26 per share, expiring in September 2014.  The Company allocated the $300,000 proceeds to the debt and related warrants based on their relative fair values.  The allocated value of these warrants was $119,413 based on the Black-Scholes option pricing model using the following assumptions: 4.06% risk-free rate, 100% volatility and expected life of the warrants of 3.5 years.  The relative fair value of the warrants has been recorded as a discount on the note with an offset to additional paid-in capital in the accompanying consolidated balance sheet.  Other than the stated terms above, the September 2007 Note is subject to the same provisions as the original Note.  The warrants cannot be settled for cash and qualify for equity classification.

Bridge Financing

During January through August 2007, the Company raised $1,770,000 (including $245,000 from related parties) from a small group of accredited investors pursuant to 10% unsecured bridge promissory notes (the “Bridge Notes”).  The principal and accrued interest under the Bridge Notes are due and payable upon the earlier of one year after issuance or upon receipt of proceeds from the Company’s next debt or equity financing, but only at such time after a minimum of $4,000,000 in gross proceeds have been received by us, and then at a rate of $0.50 for every $1.00 raised above such level.  The notes may be prepaid at any time without penalty.  In connection with the issuance of certain of the Bridge Notes, the Company also issued warrants to purchase 1,406,250 shares of its common stock, with an exercise price of $0.80 per share, exercisable for a period of five years.  The Bridge Notes cannot be settled for cash and are not subject to mandatory registration and qualify for equity classification.  The Company allocated the proceeds of the Bridge Notes to the debt and related warrants based on their relative fair values.   The aggregate allocated value of the warrants equals $657,148 based on the Black-Scholes option pricing model with the following assumptions: Volatility - 100%; Expected life (years) - 2.5 years; Risk-free rate of return - 5%.

On September 25, 2007, the Company raised $400,000 from a small group of accredited investors pursuant to 10% bridge promissory notes (“September Bridge Notes”).  The principal and accrued interest under the notes are due and payable upon the earlier of six months after issuance or from the net proceeds of a $20,000,000 private placement of common stock and warrants after a minimum of $4,000,000 in gross proceeds have been received by the Company, and then at a rate of $.50 for every $1.00 raised above such level.  The notes may be prepaid at any time without penalty.  The Company agreed to pay an additional fee of 10% upon repayment of the notes or at maturity.  The notes are secured by 1,000,000 shares of common stock placed in escrow by the Lusk Family Trust, a significant shareholder of the Company.  As part of the financing, the Company issued warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.80 per share, for a period of five years. The aggregate fair value of the warrants equals $404,600 based on the Black-Scholes option pricing model using the following assumptions: Volatility - 100%; Expected life (years) - 2.5 years; Risk-free rate of return - 4.06%.  The warrants related to the September Bridge Notes contain certain registration right provisions on a "best efforts" basis.  As the provisions do not specify that the warrants can be settled in unregistered shares, the warrants do not qualify for equity classification. The fair value of the warrants was recorded as a discount on the note of $400,000 with the excess of the fair value of the warrants over the proceeds from the notes of $4,600 recorded as a loss on Derivative Warrant Liabilities in the accompanying consolidated statement of operations and comprehensive loss.

In May 2007, 125,000 Bridge Loan warrants were exercised in a cashless exercise resulting in the issuance of 63,650 shares of common stock.

Short-term borrowings and short-term borrowings, related parties, consisted of the following at September 30, 2007 (unaudited):

7.75% credit facility with an Italian bank, collateralized by certain accounts receivable	$ 479,694
8.50% credit facility with an Italian bank, collateralized by certain accounts receivable	202,777
8.00% debt with an Italian bank, collateralized by certain accounts receivable	162,600
8.30% credit facility, collateralized by certain accounts receivable	118,515
6.64% bank borrowing with an Italian bank	95,850
$713,000 credit facility with a German bank. Interest at 8.75% adjusted quarterly, collateralized by long-term investments, payable on demand. Approximately $39,600 and $35,650 of the $713,000 are reserved for credit card and rent and utility guarantees, respectively	557,248
$264,000 credit facility with a German bank. Interest at 9.75% and varies quarterly, unsecured and payable on demand. Approximately $15,800 of the $264,000 is reserved as a rent guarantee. The line of credit is automatically renewed each year and is due on demand	3,952
$37,000 credit facility with a German bank. Interest at 10.00% and varies quarterly, unsecured and payable on demand. The line of credit is automatically renewed each year and is due on demand.	-
12% debt, $3,300,000 net of discount of $2,219,597; collateralized by accounts receivable and other personal and fixed assets	1,080,403
10% bridge financing, $2,170,000 net of discount of $800,121, including $245,000 payable to related parties	1,369,879

$ 4,070,918

The 7.75%, 8.50%, 8.00% and 8.30% credit facilities are collateralized by a security interest in certain accounts receivables of the Company. Borrowings are based on a percentage of eligible accounts receivable and mature on the due date of the underlying accounts receivable, all within 12 months of the respective balance sheet dates.

Principal and interest related to the 6.64% fixed-rate borrowing are payable monthly until the final maturity date in December 2007.

NOTE 7 - COMMON STOCK AND STOCK OPTIONS

On March 16, 2007, the Company issued 200,000 shares of common stock to two consultants for services performed during the three months ended March 31, 2007.  The Company valued these grants at $370,000 based on the fair market value of the Company’s common stock on the date of issuance and recognized the amount as selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

On April 14, 2007, the Company issued 2,000,000 stock options with an exercise price of $1.60 to an employee. The fair value of this stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Volatility - 100%; Expected life - 5 years; Risk-free rate of return - 5%. On August 24, 2007, the employee resigned from the Company and forfeited the options. As a result of this forfeiture, there was a change in estimate during the third quarter of the forfeiture rate, resulting in a negative stock-based compensation expense of $435,103 that was a reversal of expenses recognized related to these options in the three months ended June 30, 2007. As of September 30, 2007, there were no stock options outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in Germany under a non-cancelable operating lease expiring in March 2011.  The Company also leases office space in Italy under an operating lease expiring in March 2011.  This lease is cancelable at the option of the Company with six months’ notice.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2007were as follows:

Operating Leases
Remainder of 2007	$ 79,427
2008	298,885
2009	278,359
2010	17,112
2011	-
Thereafter	-
$ 673,784

Indemnification Agreement

Effective August 16, 2007, the Company entered into an Indemnification Agreement with its Chief Financial Officer (“CFO”), which contains provisions that may require the Company to, among other things: indemnify the CFO  against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and the Company’s bylaws and certificate of incorporation and advance the CFO expenses incurred as a result of any proceeding against him as to which he could be indemnified.

NOTE 9 - INCOME TAXES

The Company did not recognize an income tax benefit for the losses incurred for the three and nine months ended September 30, 2007 and 2006 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount.

NOTE 10 - RELATED PARTY TRANSACTIONS

As described in Note 1, “Background and Acquisitions”, on December 7, 2006, certain transactions were effected pursuant to an agreement among the Company, SysteamUS, Inc. and Systeam Italy, SpA (“Systeam”).   In December 2006, the Company loaned a total of $1,000,000 to Systeam (the “Systeam Loans”).  In the first, second and third quarters of 2007, the Company loaned another $385,000, $550,000 and $366,765, respectively, in Systeam Loans.  Due to the acquisition of Systeam, these loans were eliminated in consolidation as of September 30, 2007.

In the first and second quarters of 2007, the Company obtained debt financing of $245,000 from related parties which bears interest at 10% per annum.  On the earlier of one year or the closing of any future financing, all principal and unpaid accrued interest on the loans will be immediately payable.

NOTE 11 - SEGMENT INFORMATION

Upon completion of the Systeam and Datakom acquisitions in June 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has two reportable segments beginning in the three months ended June 30, 2007, the Data Retention segment and the Lawful Interception and Network Monitoring segment. The Data Retention segment is comprised of data retention-related revenues including sales of software licenses, installation, customer support and consulting services. The Lawful Interception and Network Monitoring segment is comprised of the sale of lawful interception software and related intelligence services, in addition to consulting and network monitoring services.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 4 and in the Company’s 2006 Form 10-KSB. Management is currently assessing how it evaluates segment performance and currently utilizes income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization related to certain assets and income taxes. There were no inter-segment sales during the three and nine month periods ended September 30, 2007. The Company's business activities conducted during the three and nine month periods ended September 30, 2006 were discontinued in December 2006. Accordingly, related information has not been included in the segment disclosures.

Summarized financial information concerning the Company’s reportable segments is as follows:

Nine months ended September 30, 2007:	Data Retention	Lawful Interception and Network Monitoring	Not Allocated to Segments	Total
Revenues	$ 1,653,588	$ 3,870,171	$ -	$ 5,523,759
Income (loss) from continuing operations	$ (768,586)	$ (398,419)	$ (21,727,763)	$ (22,894,768)
Total assets	$ 15,052,143	$ 33,041,919	$ 2,036,925	$ 50,130,987
Three months ended September 30, 2007:
Revenues	$ 153,054	$ 3,397,256	$ -	$ 3,550,310
Income (loss) from continuing operations	$ (1,606,709)	$ 101,109	$ (2,678,780)	($4,184,380)

Approximately 95% of DR revenues for the three months ended September 30, 2007 related to three customers and approximately 94% of DR revenues for the nine months ended September 30, 2007 related to four customers with one customer comprising 80% of DR revenues for the nine months ended September 30, 2007. Approximately 81% of LINM revenues for the three months ended September 30, 2007 related to five customers with two customer comprising 64% of revenues and approximately 79% of LINM revenues for the nine months ended September 30, 2007 related to five customers, with two customers comprising 60% of revenues.

Management is currently assessing which segment assets will be regularly reviewed as part of its overall assessment of the segments’ performance. Management currently reviews trade accounts receivable, net of allowances, and certain other assets in assessing segment performance. Assets not assigned to segments include cash and cash equivalents and certain corporate-related fixed assets.

In accordance with the provisions of SFAS 131, revenues earned in the United States and internationally based on the location where the services were performed is as follows:

	For the Three Months Ended September 30, 2007	For the Nine Months September 30, 2007
United States	$-	$ 1,320,000
Germany	3,397,256	3,870,171
Italy	153,054	333,588
	$3,550,310	$ 5,523,759

NOTE 12 - SUBSEQUENT EVENTS

On October 19, 2007, the Company completed a private placement of equity securities to three affiliated funds managed by Kingdon Capital Management, LLC (the “Investors”), pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 12,500,000 shares of series A preferred stock (“Preferred Stock”) and received gross proceeds of $10,000,000. The Preferred Stock is initially convertible into an equal number of shares of the Company’s common stock (the “Common Stock”) .

As part of the transaction, the Company issued to the Investors warrants to purchase an aggregate of up to 6,500,000 shares of Common Stock at an exercise price of $1.25 per share (the “Market Warrants”) and warrants to purchase an aggregate of up to 5,000,000 shares of Common Stock at an exercise price of $1.80 per share (the “Premium Warrants” and, together with the Market Warrants, the “Warrants”). The Warrants are exercisable for five years, contain customary change of control buy-out provisions, cashless exercise provisions and are not redeemable. The Preferred Stock and Warrants also contain full ratchet anti-dilution provisions for the first 18 months after issuance and weighted average protection thereafter for issuances of capital stock below the respective conversion or exercise prices, except in specified cases.

As of November 5, 2007, the Company paid in full the Bridge Notes totaling $1,770,000 and September Bridge Notes totaling $400,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect its management’s assumptions and beliefs based on information currently available.  The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of the Company’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s services, the Company’s ability to establish a customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of its industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this report, words such as  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview and Recent Developments

The Company was originally incorporated in the State of Nevada on October 1, 2004, under the name Merchandise Creations, Inc.  On December 9, 2006, the Company entered into and closed a Limited Assets Purchase Agreement with SysteamUS, Inc. pursuant to which the Company acquired all of SysteamUS’ right, title and interest in and to certain of its assets associated with SysteamUS’ security business.  This intellectual property consists of items such as source codes, patents, trademarks, service marks, copyrights, documentation, technical specifications and security software.  The aggregate purchase price was $5,850,000 in cash.   This allocation of the purchase price is subject to refinement.

As a result of the Purchase Agreement, the Company’s board of directors made a decision to change the Company’s business focus from merchandising activities toward developing the security software purchased from SysteamUS.  To reflect the shift in the stated business objectives, on December 15, 2006, the Company filed an amendment to its Articles of Incorporation, changing its name from Merchandise Creations, Inc. to Intelligentias, Inc.  Due to the change in business, year to year comparisons are not significant and are not a reliable indicator of future prospects; accordingly, they are not presented in this report.

The Company believes Intelligentias is positioned to be a leading provider of forensic data retention software for telecommunications companies, Internet service providers (ISPs), businesses and law enforcement agencies.  Data forensics is the near real-time analysis of massive data pools suitable for courts of law, equity or arbitration forums. Currently, telecom-service providers use Intelligentias software - called Data Retention Suite, or DRS - to keep track of the telephone calls made by their customers, ISPs use it to keep track of the Internet activities (such as websites visited) of their subscribers, and law enforcement agencies use it to detect criminal activities and aid in the prosecution of perpetrators.  Intelligentias' software, which has been developed, tested and continually enhanced over the last eight years, is already successfully capturing and storing tens of billions of data transactions every day.  With the Company’s recent acquisition of Datakom GmbH, Intelligentias also provides lawful interception and network monitoring software solutions throughout Europe to government agencies and major corporations.

In response to law enforcement concerns, governments around the world are enacting strict data retention and related legislation to aid in the monitoring and apprehension of criminals.  Driven by the terrorist attacks in New York and Washington, D.C. on September 11, 2001, in Madrid in March 2004 and in London in July 2005, this trend continues to be strengthened in order to ensure national security and aid in the seizure and arrest of terrorists.  In May 2006, the European Union enacted new Directive 2006/24/EC (the “E.U. Data Retention Directive”) that mandates the retention of all data traffic generated by fixed and mobile telephony communication, as well as Internet access, Internet telephony and Internet messaging for a period of a minimum of six months to a maximum of two years.  The aim of the E.U. Data Retention Directive and other legislation is to enable law enforcement agencies to quickly investigate and prosecute terrorists, pedophiles, drug dealers and other criminals.  European telecom companies and ISPs will need to comply with the obligations contained within the E.U. Data Retention Directive once E.U. member states have enacted the legislation into domestic law.  E.U. member states had until September 15, 2007 to enact the legislation.  Fixed and mobile telephony data retention must be implemented by March 15, 2008.  There is an optional deadline to further enact the provisions regarding Internet access, Internet telephony and e-mail until March 15, 2009.  Failure to comply may result in serious consequences for communications providers.

In the United States, the latest data retention initiative is part of the Internet Stopping Adults Facilitating the Exploitation of Today’s Youth Act of 2007 (the “SAFETY Act”), introduced in the U.S. Congress by Rep. Lamar Smith (R-Texas) in February 2007.  If enacted as proposed, the SAFETY Act would require ISPs to retain records on subscribers and give the U.S. Attorney General powers to establish retention regulations on subscriber data, with possible fines and prison terms for noncompliance.  The data retention trend has also affected the corporate world.  In the United States, new Federal Rules of Civil Procedure guidelines went into effect as of December 1, 2006.  The rules, set by the U.S. Supreme Court, expand the types of electronically-stored information that companies could be required to produce in a lawsuit.  In the future, the Company believes companies that do not properly monitor and archive PDAs, e-mails, instant message conversations and other forms of electronic data may be disadvantaged in civil lawsuits.

For Intelligentias' DRS software, the Company employs a software licensing model that includes an upfront license fee, installation and customization fees and maintenance fees.  The Company also utilizes pricing tiers that are based on the number of data transactions to be processed and stored.  In the future, the Company expects that its average new licensing contract will generate a $2.0 million initial fee and that new contracts will range from $1 million to $7 million, although there can be no assurance thereof.

Because of the E.U. Data Retention Directive mandate, the Company’s immediate target customers are domiciled in the European Union countries.  They are medium (five million subscribers) to large (10 to 15 million plus subscribers) telecom operators and medium (one million subscribers) to larger (two to five million subscribers) ISPs.  Intelligentias seeks to sell DRS through system integrators including Siemens AG and IBM.  These companies integrate its DRS software into telecom-service providers and ISPs.  DRS is already in use by several telecom-service providers and ISPs including Telecom Italia SpA, Telecom Italia Mobile Brazil, FastWeb SpA and 3 Mobile Media Company, and by Ferrovie Dello Stato (the Italian railroad) and the Italian Ministry of Defense.  As more stringent data retention laws are enacted in the United States, Latin America and throughout Asia, the Company intends to target customers with similar profiles in these regions.

The Company operates within its industry under the trade name Intelligentias and through its wholly-owned subsidiaries: Retentia, Inc. and Investigatia, Inc. Retentia provides homeland security, data retention and forensics software and services.  Interceptia, which the Company launched in mid-2007 with the acquisition of Datakom,, is a lawful intercept company.  Interceptia focuses on lawful interception (wiretapping) of telecommunications by law enforcement authorities and intelligence services.

During 2008, Intelligentias expects to launch operations through its wholly-owned subsidiaries Interceptia, Inc.,  Spectia, Inc., Discoveria, Inc., Offendia, Inc. and Recoveria, Inc. Investigatia will focus on fraud detection, identity theft mitigation, identity authentication and verification. Spectia will focus on video surveillance by law enforcement authorities and intelligence services.  Discoveria will focus on e-discovery within the small and medium-sized business market.  Recoveria will focus on e-recovery within the small and medium-sized business market, and Offendia will focus on the identification and prosecution of sexual offenders in the social networking market.

Growth and Expansion Strategy

The Company’s current focus is to expand Retentia’s business and the penetration of DRS software in target markets, notably Europe, the United States, South America, the Middle East and Southeast Asia, particularly as these populated regions adopt and strengthen their data retention laws.  For instance, in the United States, with a population of approximately 300 million, there are more than 600 million combined landline, cellular and Internet subscribers.  Given current legislative trends, the Company views the U.S. market as an equally receptive environment for its data retention software.  The Company intends to accomplish organic growth by expanding its sales channel, developing its in-house channel support, extending its product line, building its industry position, and accelerating its sales and marketing efforts.

The Company has also identified several well-positioned companies as potential acquisition targets.  Areas of specific interest are data retention, lawful interception, forensic investigation  (to detect anomalous behavior) and preemptive analysis, such as bank fraud detection and management.  The companies identified provide what the Company believes are complementary software and/or technology platforms, existing customer bases in various niche or regional markets and trained professional employees.  We currently have no commitments or agreements with respect to any such acquisitions and there can be no assurances that any acquisition will be successfully completed by us.

Results of Operations - Three and Nine months ended September 30, 2007

Revenues

Revenues for the three and nine months ended September 30, 2007 were $3,550,310 and $5,523,759, respectively.

Direct Cost of Revenues

Direct cost of revenues for the three and nine months ended September 30, 2007 were $1,082,509 and $1,445,026, respectively, reflecting the cost of labor and materials associated with revenues generated from Systeam and Datakom.

Selling, General and Administrative

For the three months ended September 30, 2007, selling, general and administrative expenses were $2,819,648, consisting primarily of employee and other costs related to Systeam and Datakom of $1,163,156 and $842,936, respectively, marketing expenses of $553,129, accounting, legal and professional fees of $370,798 and executive salaries of $257,713, offset by the reversal of $435,103 related to the forfeiture of executive stock options.

For the nine months ended September 30, 2007, selling, general and administrative expenses were $5,468,948, consisting primarily of employee and other costs related to Systeam and Datakom of $1,517,405 and $1,122,618, respectively, accounting, legal and professional fees of $1,131,798 (of which $370,000 related to the issuance of common stock to technical consultants for services performed during the period), marketing expense of $941,129 and executive salaries of $432,713.

Amortization and Depreciation

Depreciation and amortization expense of $2,473,941 and $4,152,587, for the three and nine months ended September 30, 2007, respectively, was recognized primarily as a result of the amortization of intangibles acquired in December 2006, in addition to four months of amortization of intangible assets resulting from the acquisitions of Systeam and Datakom.

Gain (Loss) on Derivative Warrant Liability

For the three months ended September 30, 2007, loss on the derivative warrant liability mark-to-market was $229,385. This amount is comprised of $224,785 related to the increase in the market price of  our common stock from the end of the second quarter compared to August 15, 2007, the date that December 2006 and June 2007 Warrant  agreements were amended, resulted in the warrants meeting the requisite conditions for equity classification. Due to the amendments, the Company will not be required to mark the December 2006 and June 2007 Warrants  to market through the income statement in future periods. The remaining $4,600 relates to the day-one loss on derivative allocation related to the September 2007 bridge financing.

For the nine months ended September 30, 2007, loss on the derivative warrant liability mark-to-market was $4,710,935. This amount is comprised of $4,706,335 related to the increase in the market price of its common stock from December 31, 2006 compared to August 15, 2007, the date that the December 2006 and June 2007 Warrant  agreements were amended, resulted in the warrants meeting the requisite conditions for equity classification. Due to the amendments, the Company will not be required to mark the December 2006 and June 2007 Warrants to market through the income statement in future periods.  The remaining $4,600 relates to the day-one loss on derivative allocation related to the September 2007 bridge financing.

Interest expense

For the three months ended September 30, 2007, interest expense was $1,129,207, comprised of the amortization of the discount on outstanding debt obligations of $870,861, with the remaining expense related to accrued interest payable.

For the nine months ended September 30, 2007, interest expense was $12,641,031, which related primarily to the recognition of the remaining unamortized debt discount of  $7,948,148 as interest expense due to the conversion of convertible long-term debt, recognition of $3,263,801 in interest expense as a result of the issuance of 1,750,000 shares of common stock as an inducement for the conversion of convertible long-term debt and $1,156,843 of amortization of the discount on outstanding debt obligations with the remaining expense attributed primarily to accrued interest payable.

Loss from Continuing Operations

During the three months ended September 30, 2007, the Company’s net loss was $4,184,380 reflecting an operating loss of $2,825,788, interest expense of $1,129,207 and a loss on the derivative warrant liability mark-to-market adjustment of $229,385.

With limited sources of revenues during the nine months ended September 30, 2007 together with operating expenses and significant interest expense and derivative warrant liability charges, the Company incurred a loss from continuing operations of $22,894,768.

Discontinued Operations

As a result of the Purchase Agreement, the Company’s board of directors made a decision to change the business focus from merchandising activities toward developing the security software purchased from SysteamUS.  During the three and nine months ended September 30, 2006, the Company recognized a net loss on discontinued operations of $1,465 and $8,606, respectively.

Net Loss

The Company’s net loss for the three months ended September 30, 2007 was $4,184,380 and the net loss for the nine months ended September 30, 2007 was $22,894,768, which resulted in a net loss per share of $0.04 and $0.23, respectively.

Liquidity and Capital Resources

The Company was in its development stage through March 31, 2007 and began to generate revenues from operations in the second quarter of 2007.  Since inception, the Company has funded operations primarily through sales of debt and convertible debt securities, which, in the aggregate, have made available $13,470,000.  Since inception through September 30, 2007, the Company has generated an accumulated deficit of $27,714,693.  The Company has had recurring losses and negative cash flows from its development and organizational activities and has negative working capital of $20,192,895.  As of September 30, 2007, the Company’s principal sources of liquidity are cash and cash equivalents of $1,146,877, which are available as a result of the debt financings.

The Company’s funding needs are significant to make its contractually required payment of $8,500,000 to Datakom, repay short-term debt as it comes due, and fund working capital requirements.  In order to support its ongoing operations for the next 12 months, the Company must raise additional funds through debt or equity offerings and must generate revenue and operating cash flow.  If the Company does not obtain additional debt or equity financing, it will not have funds sufficient to service its short-term debt obligations and its working capital requirements. The Company anticipates raising additional funds through a private placement of equity securities or through the issuance of convertible debt securities or some combination of both.  The Company cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  If the Company is unable to raise additional funds, it will be required to modify its growth and development plans or could be forced to cease operations. The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern because the Company has limited operations and has not fully commenced planned principal operations.

To date, the Company has met its cash flow requirements through the following actions:

On December 7, 2006, the Company conducted a private offering of debt securities, whereby it raised $8,000,000 in debt financing from Vision Opportunity Master Fund Ltd. (“Vision”).  On March 16, 2007, the Company issued to Vision 1,750,000 shares of common stock in consideration of Vision agreeing to convert the debt into shares of common stock. The note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock.  The proceeds were used to acquire Systeam assets and for working capital and general corporate purposes.

During January through August 2007, the Company raised $1,770,000 from a small group of accredited investors pursuant to 10% unsecured bridge promissory notes.  The principal and accrued interest under the notes are due and payable upon the earlier of one year after issuance or from the net proceeds of the Company’s next debt or equity financing, but only at such time after a minimum of $4,000,000 in gross proceeds have been received by the Company, and then at a rate of $.50 for every $1.00 raised above such level.  In connection with the issuance of the bridge promissory notes, the Company also issued warrants to purchase 2,412,500 shares of its common stock, with an exercise price of $0.80 per share, for a period of five years.  The proceeds of the bridge financing were used primarily for working capital and general corporate purposes.

On June 13, 2007, the Company entered into a Note and Warrant Purchase Agreement with Vision. Pursuant to that purchase agreement, Vision purchased a $3,000,000 Senior Secured Promissory Note due on the earlier of June 13 2008 or upon receipt of $6,000,000 in net proceeds from the Company’s next debt or equity financing.  The promissory note bears interest at 12% per annum, and may be prepaid, without penalty, at any time. As part of the financing transaction, the Company also issued a warrant to Vision to purchase 5,500,000 shares of the Company’s common stock, with an exercise price of $2.05 per share, for a period of seven years.  The net proceeds from the financing, following the payment of offering-related expenses, were used to complete the Datakom acquisition with the excess used to fund working capital requirements.

On September 18, 2007, the Company amended the June 13 financing with Vision.  Pursuant to that amendment, Vision purchased an additional   $300,000 senior secured promissory note on the same terms and conditions as the June 13, 2007 note.  As additional consideration, the Company issued a warrant to Vision to purchase 238,095 shares of Common Stock, with an exercise price of $1.26 per share, for a period of seven years.  At the maturity of the note, the Company will pay Vision an additional fee of $30,000 in connection with this amendment.

On September 25, 2007, the Company raised $400,000 from a small group of accredited investors pursuant to 10% bridge promissory notes.  The principal and accrued interest under the notes are due and payable upon the earlier of six months after issuance or from the net proceeds of a $20,000,000 private placement of common stock and warrants after a minimum of $4,000,000 in gross proceeds have been received by the Company, and then at a rate of $.50 for every $1.00 raised above such level.  The notes may be prepaid at any time without penalty.  The Company agreed to pay an additional fee of 10% upon repayment of the note or at maturity.  The notes are secured by 1,000,000 shares of common stock placed in escrow by the Lusk Family Trust, a significant shareholder of the Company.  As part of the financing, the Company issued warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.80, for a period of five years.

The Company currently does not own any significant plant or equipment that it would seek to sell in the near future.

The Company has not paid for expenses on behalf of any of its directors.

Item 3.  Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system.  The Company plans to allocate resources from any future financing to the acquisition of staff, consultants and systems to improve its internal controls.    Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During July and August, the Company raised $100,000 from a small group of accredited investors pursuant to 10% unsecured bridge promissory notes (the “Bridge Notes”).  The principal and accrued interest under the Bridge Notes are due and payable upon the earlier of one year after issuance or upon receipt of proceeds from the Company’s next debt or equity financing, but only at such time after a minimum of $4,000,000 in gross proceeds have been received by us, and then at a rate of $0.50 for every $1.00 raised above such level.  In connection with the issuance of these Bridge Notes, the Company also issued warrants to purchase 125,000 shares of its common stock, with an exercise price of $0.80 per share, exercisable for a period of five years.

On September 18, 2007, the Company issued an additional $300,000 senior secured promissory note to Vision (the “September 2007 Note”) due on the earlier of the June 13, 2008 or upon receipt of $6,000,000 in net proceeds from its next debt or equity financing.  The September 2007 Note bears interest at 12% per annum plus an additional $30,000 when repaid, is secured by the Company’s accounts receivable and other personal and fixed assets and may be prepaid at any time.  As additional consideration, the Company issued an immediately exercisable warrant to Vision to purchase 238,095 shares of  the Company’s common stock, with an exercise price of $1.26 per share, expiring in September 2014.

On September 25, 2007, the Company raised $400,000 from a small group of accredited investors pursuant to 10% bridge promissory notes (“September Bridge Notes”).  The principal and accrued interest under the notes are due and payable upon the earlier of six months after issuance or from the net proceeds of a $20,000,000 private placement of common stock and warrants after a minimum of $4,000,000 in gross proceeds have been received by us, and then at a rate of $.50 for every $1.00 raised above such level.  The notes may be prepaid at any time.  The Company agreed to pay an additional fee of 10% upon repayment of the note or at maturity.  The notes are secured by 1,000,000 shares of common stock placed in escrow by the Lusk Family Trust, a significant shareholder of the Company.  As part of the financing, the Company issued warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.80, for a period of 5 years.

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

INTELLIGENTIAS, INC.
(Registrant)

Signature	Title	Date

/s/ Ian Rice	Chief Executive Officer and	November 19, 2007
Ian Rice	Chairman of the Board of Directors
(principal executive officer)

/s/ Thomas A. Spanier	Chief Financial Officer	November 19, 2007
Thomas A. Spanier	(principal financial and accounting officer)