Form 10-K
period 2007-12-31
INTELLIGENTIAS, INC.
filed 2008-04-15
CIK 1322387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

       ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 333-124460

Intelligentias, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1703887
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

303 Twin Dolphin Drive, 6th Floor
Redwood City, California    94065
(Address of principal executive offices including zip code)

650) 632-4526
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐        No    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐        No    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐        No    ☒

      The common stock is quoted on the Over-the-Counter Bulletin Board under the trading symbol "ITLI." The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 29, 2007 was $26,674,080.

      The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2008 was 100,144,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after Registrant's fiscal year end of December 31, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

     PDF provided as courtesy

INTELLIGENTIAS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

- i -

Forward-Looking Statements

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our services or our ability to expand our customer base; any statements regarding future economic conditions or performance; any statements regarding pending claims or disputes; any statements of expectation or belief; any statements regarding our ability to retain key employees and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending legislation and accounting pronouncements; the resolution of pending claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports. We assume no obligation and do not intend to update these forward-looking statements.

PART I

Item 1. Business

Overview

We are positioning ourselves to be a leading provider of forensic data retention software for telecommunications companies, Internet service providers ("ISPs"), businesses, law enforcement and other government agencies. In future periods, we plan to leverage our forensic data retention expertise to expand our product and service offerings into complementary fields such as behavioral tracking and data investigation, video surveillance by law enforcement authorities and intelligence services, e-discovery and e-recovery within the small and medium-sized business market and the identification and prosecution of sexual offenders in the social networking market. However, our current focus is on marketing our forensic data retention software.

Data forensics is the near real-time analysis of massive data pools suitable for courts of law, equity or arbitration forums. We call our principal software product Data Retention Suite, or "DRS." Currently, telecom-service providers use our software to keep track of the telephone calls made by their customers; ISPs use it to keep track of the Internet activities (such as websites visited) of their subscribers; and law enforcement agencies use it to detect criminal activities and aid in the prosecution of perpetrators. Our software, which has been developed, tested and continually enhanced over the last eight years, is already successfully capturing and storing tens of billions of data transactions every day.

Our DRS software provides for data capture, storage and subsequent forensics examination of multiple data sets, including telephone and web-surfing records. DRS is built on our proprietary file system-based technology that uses less storage space and has faster response times than those of relational database management systems. DRS uses a distributed architecture that allows very large scalability by using low-end, low-cost servers. It has real-time data analysis and reporting capability, preserves security and access control in complete accordance with the current European Union and other directives (see "-Industry Background and Target Markets," below), requires less hardware and takes less time to install and maintain, making it significantly less expensive than competing systems.

We employ a software licensing model that includes an upfront license fee, installation and customization fees and maintenance fees. We also utilize pricing tiers that are based on the number of data transactions to be processed and stored. Our software is standardized, which makes it easy to integrate into the various infrastructures of our customers, and we can sell the same software to multiple customers without incurring additional software development costs.

Because of the E.U. Data Retention Directive mandate described below, our immediate target customers are domiciled in the European Union countries. They are medium (five million subscribers) to large (10 to 15 million plus subscribers) telecom operators and medium (one million subscribers) to larger (two to five million subscribers) ISPs. We are also seeking to sell DRS through large system integrators. These companies integrate our DRS software into telecom-service providers and ISPs. DRS is already in use by several telecom-service providers and ISPs in Italy. As more stringent data retention laws are enacted in the United States, Latin America and throughout Asia, we intend to target customers with similar profiles in these regions.

We operate within our industry under the trade name Intelligentias. During 2007, we acquired a 51% ownership interest in Spectia società a responsabilità limitata ("Spectia Srl"), an Italian limited liability company, to address the market for video surveillance and the data retention requirements related to the collection and analysis of such data. Spectia's operations were developmental until October 2007, when Spectia received a contract to provide its video surveillance hardware and software to the Municipality of Naples. Spectia provides a total video surveillance solution to customers, including hardware (which is installed by third parties), data retention software and related maintenance.

Industry Background and Target Markets

In response to law enforcement concerns, governments around the world are enacting strict data retention and related legislation to aid in the monitoring and apprehension of criminals. Driven by the terrorist attacks in New York and Washington, D.C. on September 11, 2001, in Madrid in March 2004 and in London in July 2005, this trend continues to be strengthened in order to ensure national security and aid in the seizure and arrest of terrorists. In May 2006, the European Union enacted new Directive 2006/24/EC (the "E.U. Data Retention Directive"), which mandates the retention of all traffic data generated by fixed and mobile telephony communication, as well as Internet access, Internet telephony and Internet messaging for a period of a minimum of six months to a maximum of two years. The aim of the E.U. Data Retention Directive and other similar legislation is to enable law enforcement agencies to quickly investigate and prosecute terrorists, pedophiles, drug dealers and other criminals. European telecom-service providers and ISPs will need to comply with the obligations contained within the E.U. Data Retention Directive once E.U. member states have enacted the legislation into domestic law. E.U. member states had until September 15, 2007 to enact the legislation. As of December 31, 2007, eight countries have enacted the legislation. The remaining nineteen members are subject to the E.U. infraction procedures. Fixed and mobile telephony data retention was to have been implemented by March 15, 2008. There is an optional deadline to further enact the provisions regarding Internet access, Internet telephony and e-mail until March 15, 2009. Failure to comply may result in serious consequences for communications providers.

In the United States, the latest data retention initiative is part of the Internet Stopping Adults Facilitating the Exploitation of Today's Youth Act of 2007 (the "SAFETY Act"), introduced in February 2007. If enacted as proposed, the SAFETY Act would require ISPs to retain records on subscribers and give the U.S. Attorney General power to establish retention regulations on subscriber data, with possible fines and prison terms for noncompliance. The data retention trend has also affected the corporate world. In the United States, new Federal Rules of Civil Procedure guidelines went into effect as of December 1, 2006. The rules, set by the U.S. Supreme Court, expand the types of electronically-stored information that companies could be required to produce in a lawsuit. In the future, we believe companies that do not properly monitor and archive PDAs, e-mail, instant message conversations and other forms of electronic data may be disadvantaged in civil lawsuits.

These data retention laws require service providers to retain more data, make them available in near real-time and to archive them for far longer periods of time than they previously were required. As a result, telecom operators, ISPs and law enforcement agencies have been seeking to upgrade their infrastructures to meet government mandates.

Although most service providers and operators are currently able to fulfill requests from law enforcement agencies, the systems they have in place may not comply with the requirements of the E.U. Data Retention Directive. We believe many of these systems cannot accommodate the amount of the data to be stored, their mediation and data retrieval systems are not secure enough and/or the data may not be readily available online to satisfy pressing law enforcement inquiries. In the near future, we expect that service providers will be obligated to improve their data retention policies.

These obligations will extend, or have already extended in some countries, to service providers offering access to electronic communication networks, including Internet cafés, public libraries, Wi-Fi hotspot providers and hotels. The systems to be deployed will have to be state-of-the-art, in terms of security, protection and timely response. Data must be securely stored and protected from accidental or unlawful access or destruction and, at the same time, be readily available for access and transmission to the law enforcement agencies. Furthermore, in the case of large operators or service providers with operations in multiple countries that centralize their data retention systems, these systems will need to be compliant with the legislation in each of the countries where the company operates. The E.U. Data Retention Directive may be enforced differently in each country, which may, in turn, add layers of compliance measures to operators that service subscribers in more than one member state.

We estimate that the cost of implementing such systems will be high. Costs related to increasing storage capacity, making the data available online, integrating systems and software and adding solutions that filter and retain Internet access and traffic data will be significant. In addition, providing the required speed and analysis power will add to the cost of implementing a compliant system. Finally, there will be consulting costs associated with aggregating a comprehensive solution, especially for large and multi-country operations.

Under the E.U. Data Retention Directive alone, we estimate that communications traffic and location data generated by approximately 500 million people will need to be retained. The U.K.-based Internet Services Provider Association estimates the costs (in order to comply with the E.U. Data Retention Directive) of storing the terabytes of extra data and implementing a quick retrieval system will be approximately £35 million in the first year and £9 million each subsequent year for a large ISP with one to two million customers.

We believe that our DRS solution is the only one that completely adheres to the European Union data directives, is currently fully operating and processing billions of transactions a day and is able to process data retention transactions for substantially less than legacy relational database systems. To date, our customers have consisted of telecommunication companies, ISPs and law enforcement agencies, primarily in the European Union. As more stringent data retention laws are introduced in the United States, Latin America, the Middle East and throughout Asia, we intend to target customers with similar profiles in these regions of strong emerging demand.

Products and Services

Our proprietary data retention and forensic software product is known as our Data Retention Suite ("DRS"). Telecom-service providers use DRS to keep track of the telephone calls made by their customers. Internet service providers use it to keep track of the websites visited by their customers; and law enforcement agencies use it to detect criminal activities and apprehend perpetrators. Our DRS software provides for data capture, storage and subsequent forensics examination of multiple data sets, including telephone and web-surfing records. DRS is built on our proprietary file system-based technology that uses less storage space and has faster response times than those of relational database management systems ("RDBMS"). It is "purpose-built" and excludes RDBMS technology or licensing requirements. DRS uses a distributed architecture that allows very large scalability by using low-end, low-cost servers. It has real-time data analysis and reporting capability, preserves security and access control in complete accordance with the European Union and other directives, requires less hardware and takes less time to install and maintain, making it significantly less expensive than competing systems.

DRS is designed to address the data retention, call detail records and system scalability concerns of our target markets. Data retention generally refers to the storage call detail records ("CDRs") of telephony and Internet traffic and transaction data by governments and commercial organizations. In the case of government data retention, the data that are stored are usually those of telephone calls made and received, e-mails sent and received and websites visited. Location data are also collected. The new E.U. Data Retention Directive targets fixed, mobile and Internet telephony, as well as Internet access and e-mail. Providers of publicly-available electronic communications services or of a public communications network must retain essential information such as name, user identifications ("user IDs") and addresses of the individuals initiating the communication, as well as those of the targets of such communication. The time and date of the communication, the mobile equipment used and the geographic location involved must also be recorded and retained. Retained data must be securely stored and protected against accidental or unlawful destruction, alteration or unauthorized access. Furthermore, the framework indicates the data should be accessible only to authorized personnel, and the data must be available to competent authorities in specific cases "without undue delay." We believe our DRS solutions in place today have proven processing power and scalability and are processing billions of data records every day.

Our Data Retention Suite is a complete package of software products that manages the processing of requests from law enforcement agencies, using a centralized architecture. DRS is comprised of three products: DRS/wm (workflow management), DRS/db (database) and DRS/fs (file systems). DRS/wm handles all phases of warrant execution, including management of incoming requests, the splitting of services, the actual intercept, management of storage system interfaces and multi-repository virtualization. DRS/db and DRS/fs provide for the archiving and fast retrieval of traffic stored on database or file systems storage architecture, in a compressed and encrypted format, to meet our performance standards under our service agreements. DRS/db is completely convergent and data independent, meaning that it accommodates all types of traffic (such as fixed, mobile, Internet and data). Furthermore, our DRS/fs significantly reduces the amount of storage that is dedicated to data retention.

To achieve compliance with the E.U. Data Retention Directive, traditional and incumbent service providers will likely need to perform major overhauls on their call detail systems. Solutions addressing the E.U. Data Retention Directive will have to fulfill many requirements and address integration, retention and analysis. These systems must not only support traditional CDR systems, but also must be ready to support Internet access traffic data in the future. Telecom operators are used to retaining traffic data (and, in some cases, location data) for commercial purposes such as billing. However, it is not always the same with respect to Internet data. Under the E.U. Data Retention Directive, only the required information is to be retained, such as the user ID of the sender and receiver of messages and the calling and called party of Internet telephony. Appropriate filtering mechanisms therefore must be implemented to avoid retaining content data.

Additionally, storage and access systems must be such that there is either a logical separation of data or a query system to access only allowed data, in accordance with the E.U. Data Retention Directive. In the case of multiple-country operations, if the operator implements centralized storage and query systems, these systems must be able to adapt to the differences in the implementation of the E.U. Data Retention Directive. For example, different countries may have different retention periods and the query system must be aware of such differences. At the same time, the storage solution must be able to selectively dispose of data at different intervals. Service providers have to develop appropriate processes to ensure that lawful requests for retained data are handled by authorized personnel, and that they are efficiently and satisfactorily fulfilled. These processes must also address issues such as inaccessibility of data to unauthorized employees, protection of data that must not be disclosed and prevention of accidental disclosure of retained data.

Traditional and incumbent operators face another challenge. Many existing CDR systems have been built over time and as requirements for tracking records were mandated and service options were expanded. Consequently, many CDR systems are patchwork systems, assembled and updated at different times, mostly to fulfill the needs of the operator's own business and the need to comply with the regulatory environment. Many of these systems were originally built in-house and complemented with third-party systems. The integration process of the CDR systems is constant for operators. Adapting current CDR systems to comply with the E.U. Data Retention Directive is possible; however, it will require important systems integration initiatives, as well as a substantial increase in storage capacity to be able to provide timely results. Current systems do not usually have an inherent segregated data storage capability or extensive security provisioning. Our DRS solutions in place today have the necessary data capture, storage and subsequent forensics examination capabilities for multiple data sets, including telephone and web-surfing records, to meet current CDR system needs. Our DRS solutions will enable telecommunication companies and ISPs to preserve their investment in legacy systems and still meet the requirements of the E.U. directives.

Under the E.U. Data Retention Directive provisions alone, communication traffic and location data generated by approximately 500 million people will need to be retained. Service operators across the European Union will be required to store much more data than previously and for longer periods. Several studies have been conducted by vendors and trade organizations on the amount of data that will be required to be retained. This depends, of course, on the types of communication services offered. Regardless, the industry is in agreement that the data will range from tens to hundreds of terabytes, depending on the size of the service provider and the communications services it offers.

Many service operators rely on conventional RDBMS technology to store this data. Our DRS solution is built on our proprietary file system- based technology that uses less storage space and has faster response times than those of RDBMS. We estimate that it requires five times less raw data to be stored than a traditional RDBMS, which results in a sizable reduction in customers' storage requirements and potentially significant cost savings. DRS also uses a distributed architecture that allows very large scalability by using low-end, low-cost servers.

Growth and Expansion Strategy

Our current focus is to expand our data retention business and the penetration of our DRS software in our target markets, notably Europe, the United States, South America, the Middle East and Southeast Asia, particularly as these populated regions adopt and strengthen their data retention laws. For instance, in the United States, with a population of approximately 300 million people, there are more than 600 million combined landline, cellular and Internet subscribers. Given current legislative trends, we view the U.S. market as a potentially attractive environment for our data retention software. We intend to accomplish organic growth by expanding our sales channel, developing our in-house channel support, extending our product line, building our industry position and accelerating our sales and marketing efforts.

Rather than internally developing software for lawful interception and other product or service offerings, we plan to enter into business cooperation relationships with companies that have established solutions that will allow us to offer and sell lawful interception solutions as well as DRS in our target markets. For example, we have entered into an exclusive business cooperation agreement with Datakom, GmbH for the Italy and South America markets to provide their GTen lawful interception products. We have identified several other well-positioned companies as potential partners. Areas of specific interest to us are, and will continue to be, data retention, forensic investigation (to detect anomalous behavior) and preemptive analysis, such as bank fraud detection and management. The companies we have identified provide what we believe are complementary software and/or technology platforms, existing customer bases in various niche or regional markets and trained professional employees.

Customers and System Integrators

Our marketing focus is on telecommunications companies, ISPs, law enforcement agencies and corporate enterprise customers, primarily in the European Union and the Middle

East initially, but with plans to expand into the United States and South America. We are also seeking to sell DRS through large system integrators. These companies (our direct customers) integrate our DRS software into telecom-service providers and ISPs (our indirect customers). Our largest customer footprint is in Italy, and early adopters of our DRS software include Telecom Italia SpA, FastWeb SpA, Ferrovie Dello Stato (the Italian railroad) and the Italian Ministry of Defense.

Isilon Systems, Inc. accounted for $1,320,000, or approximately 46%, of our data retention revenues for the year ended December 31, 2007. Together with Siemens AG, Italian Ministry of Defense, Municipality of Naples, and BT Italia, the five companies accounted for 92% of our data retention revenues for the year.

Sales and Marketing

We primarily sell our software through an outside sales channel of network equipment providers and system integrators, industry consultants, sales representatives, storage and server providers. We support our outside sales channel with in-house technical and sales assistance. Our in-house sales team has greater product knowledge than our resellers do, while our resellers have long-standing relationships with potential customers. We believe that our channel partnerships promote marketing efficiency and strategic positioning. Our current channel partners include network equipment providers and system integrators. Prospects seeking data retention solutions often make their first inquiries to companies that manufacture telecommunications equipment or ISP hardware, or to those performing system integration services.

We have developed marketing and sales relationships with major corporations in these product areas. In addition, the data retention services market has recognized consultants, who also often act as trusted advisors when assisting clients in implementing critical systems. We are working to develop strategic partnerships with these consultants to create business solutions that have our DRS as their backbone.

In our sales channel model, we believe resellers currently have no viable competitive product offerings. The captive nature of our sales channel partners also applies throughout our business and to the ultimate end-user as well. Once we have completed the process of provisioning and deploying our software and equipment and activating a new customer on the DRS system, it becomes arduous to switch to another service provider.

We believe that our sales and marketing strategy accomplishes a number of goals, such as maximizing "feet on the street" with a minimal upfront investment, shortening the ramp-up for delivering products to the prospective customer universe, gaining market entry into remote markets, and creating the "one-to-many" relationships that give our products the widest possible exposure. We have already identified companies in Europe, South America and the United States with which we wish to develop sales and marketing relationships, in order to drive revenue opportunities in these attractive markets.

Technology Platform and Intellectual Property

The technology behind our DRS data retention solution provides for data capture, storage and subsequent forensic examination of multiple data sets, including telephone and web-surfing records. DRS is built on our proprietary file system-based technology that uses less storage space and has faster response times than those of relational database management systems. It is "purpose-built" and excludes RDBMS technology or related licensing requirements. DRS uses a distributed architecture that allows very large scalability by using low-end, low-cost servers. It has real-time data analysis and reporting capability, preserves security and access control in complete accordance with the European Union and other directives, requires less hardware and takes less time to install and maintain. In implementing DRS, we have engaged and continue to engage in technology partnerships with some of the world's leading technology companies.

Our DRS software was engineered and developed independently. We consider it proprietary and confidential and protected under trade secret laws. We have no patents on our software or technology. In the past, we have protected our proprietary and confidential information through a series of non-compete and non-disclosure agreements with our employees and other interested parties. The law of protection of confidential information effectively allows a perpetual monopoly in secret information, and it does not expire as would a patent. The lack of formal protection, however, means that a third party is not prevented from independently duplicating and using the secret information once it is discovered. We do not consider the grant of patents essential to the success of our business.

We have filed trademark applications for our use of the marks Intelligentias, Retentia, Interceptia and Investigatia. We own the dot.com, dot.net and other URLs for each of our companies. We do not manufacture our own hardware products. Hardware that we utilize in our data retention solutions is provided by third-party vendors or directly from manufacturers.

In terms of research and the product development, as technology advances and new hardware equipment becomes available, we develop essential connection software to process the data that these new units produce. We also continue to improve the software displays ("GUI") of our application layer based on ongoing customer feedback and suggestions.

Competition and Competitive Advantages

We believe that our DRS software product has certain significant competitive advantages over other products of which we are aware. Notably, we believe that DRS costs less, requires less hardware, takes less time to install and maintain, has proven reliability and scalability, enables real-time reporting, is more secure and meets E.U. Data Retention Directive standards.

Data retention software is typically priced based on the number of data transactions processed per day. Our sales strategy is to be the lowest cost provider, and because our competition uses less efficient software that requires more databases and hardware, we believe we have a significant pricing advantage. Our software requires less hardware for several reasons. We do not require as many databases to process an equal number of data transactions as compared to our competitors. Fewer databases translate into less hardware and fewer administrators. In addition, we compress the data we capture so our solution requires less storage.

Because our solution requires fewer databases and, therefore, less hardware, our solution can be installed and maintained in less time. Our software is already up and running in carrier class installations and scaling to tens of billions of data transactions processed on a daily basis. To comply with the E.U. Data Retention Directive, ISPs will have to retain and manage web-surfing data. The amount of data that they will generate per customer is many times more than that captured and stored by telecommunication companies. This means that regardless of security and privacy-related issues, we believe that it would not be financially feasible for ISPs to capture and store this amount of data using traditional or home-grown solutions.

The E.U. Data Retention Directive requires reporting, once a law enforcement inquiry has been made, "without undue delay." Our solution returns real-time reports to law enforcement agencies and completely complies with the directive. Because our competitors' software requires more databases, requests from law enforcement must be queried across multiple databases. In turn, our competitors' responses can be more time-consuming to generate.

The E.U. Data Retention Directive also mandates that retained data must be "tamperproof and secure." Our software is proprietary and highly tuned as a purpose-built file system. The system is "write once" and "read many," or "WORM." This means that data captured by our software cannot be tampered with or deleted. This unique ability sets our DRS solution apart and ahead of those that rely on relational database technology. The data captured by many of our competitors' products are stored in a database. As such, they can be edited, altered or deleted by the database administrator who, in turn, can then cover the tracks by deleting log files.

Our only known direct competitor is Hewlett-Packard Co. ("HP"). HP has much better brand recognition, much greater financial, technical and marketing resources and more extensive distribution channels and a larger customer base than we do. However, we believe that its solution does not meet the E.U. Data Retention Directive guidelines, is hardware intensive and, therefore, more expensive than ours. Other companies have offerings that may compete in some or all aspects of our target market. These competitors, and other possible new competitors, may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships than we currently have.

Oracle Corporation, EMC Corporation and Network Appliance, Inc. may be considered indirect competitors. However, while these companies operate in the broad category of data retention and storage, they do not operate in the subset category of data forensics. In order to comply with the E.U. Data Retention Directive, any competitor will need to offer data forensic capabilities. Data forensics is the ability to track the historical activities of a suspect in real-time and provide tamperproof court-quality evidence. However, these companies have substantial financial and other resources and could, if they decide to do so, devote the necessary resources to develop and market E.U.-compliant data retention and storage solutions.

Also, a number of the companies in our target market have their own in-house database systems and development teams, which can be competitive to ours. In the past, many telecommunications companies put together in-house data forensics solutions, simply by expanding their relational databases and storage infrastructures. We believe that these are inefficient solutions that became many times more expensive than ours, accomplish far less and are very cumbersome to maintain. Due to the E.U. Data Retention Directive regarding data security and privacy, we believe that it will no longer be practical for telecommunication companies to use legacy solutions that rely on relational database technologies. These database systems lack sufficient security and the E.U. Data Retention Directive makes it clear that service providers and their management teams will be liable for lost and/or intentionally deleted data records.

Legislation and Government Regulation

The last few years have seen increased regulatory focus domestically and abroad in data retention and various regulatory mandates for accessibility to such data by law enforcement agencies, intelligence services and other government agencies. The primary aim of this regulatory focus and related data retention legislation is to enable law enforcement agencies to quickly investigate and prosecute terrorists, pedophiles, drug dealers and other criminals.

These data retention laws require service providers to retain more data, make them available in near real-time, and to archive them for far longer periods of time. As a result of this legislation, we believe telecommunications companies, ISPs, law enforcement agencies and corporate enterprises will seek to upgrade their infrastructures to meet government mandates.

In the European Union, Directive 2006/24/EC of the European Union (the "E.U. Data Retention Directive") is currently a prime motivating factor behind data retention initiatives. We expect that more stringent data retention laws will also proliferate in the United States, Latin America and throughout Asia.

E.U. Data Retention Directive

The key purpose of adopting the E.U. Data Retention Directive is to harmonize E.U. member states' provisions concerning obligations of "communications providers" (providers of publicly-available electronic communications or public telecommunications networks) to retain certain data which are generated or processed by them. The reason for requiring the retention of this data is to ensure that national security authorities can investigate, detect and prosecute serious crime and, in particular, terrorist activity.

The E.U. Data Retention Directive came into effect on May 3, 2006. The governments of E.U. member states had until September 15, 2007 to transpose the E.U. Data Retention Directive into national legislation. If an E.U. member state fails to implement the E.U. Data Retention Directive into national legislation within the time limit provided, the European Commission may bring action against it within the European Courts. Once the national legislation is in force, communications providers will need to comply with it.

Some E.U. member states may seek permission from the European Commission to implement national legislation at a slightly later date. It is also not uncommon for some E.U. member states not to implement national legislation within the required time frame. As of December 31, 2007, eight E.U. member companies have passed the national legislation, and the remaining nineteen members are subject to non-compliance action. Pending such action, communications providers may not be obliged to comply with the E.U. Data Retention Directive within these jurisdictions until a later date. In addition, the E.U. Data Retention Directive contains a provision which allows each E.U. member state to postpone the application of the directive to the retention of Internet communications data until March 15, 2009. E.U. member states intending to postpone the application of the E.U. Data Retention Directive had to notify the European Commission and Council by way of a declaration. The following E.U. member states have made such a declaration: the Netherlands, Austria, Estonia, the United Kingdom, Cyprus, Greece, Luxembourg, Slovenia, Sweden, Lithuania, Latvia, Czech Republic, Belgium, Poland, Finland and Germany. Therefore, in 16 of the 27 E.U. member states, the data retention obligations will not apply to Internet communication data until March 15, 2009.

Several E.U. member states had previously adopted voluntary codes of practice in relation to data retention. Communications providers active in the European Union may well already be complying with these, pending the implementation of the E.U. Data Retention Directive at national level in E.U. member states. This legislation was also the subject of some controversy during the adoption procedure within the E.U. institutions. Two member states (Ireland and Slovakia) voted against the adoption of the E.U. Data Retention Directive. Ireland has subsequently brought an action against the European Council and Parliament for the E.U. Data Retention Directive to be annulled on the basis that it was adopted under the wrong legal basis. No date has been set for the case to be heard by the European Court of Justice. If the E.U. Data Retention Directive is annulled by the European Court of Justice, it may be the case that certain E.U. member states may decide not to implement national regulations or, if national regulations have already been adopted, they may be repealed.

The E.U. Data Retention Directive concerns the following categories of data related to mobile or fixed network telephony and Internet communications data (Internet access, Internet e-mail and Internet telephony):

•	data necessary to trace and identify the source of a communication;

•	data necessary to identify the destination of a communication;

•	data necessary to identify the date, time and duration of a communication;

•	data necessary to identify the type of communication;

•	data necessary to identify users' communication equipment or what purports to be their equipment; and

•	data necessary to identify the location of mobile communication equipment.

E.U. member states must ensure that the categories of data specified in the E.U. Data Retention Directive are retained by communications providers for a minimum period of six months and a maximum period of two years from the date of the communication. The maximum retention period may be extended "for a limited period" where an E.U. member state faces particular circumstances that warrant such an extension and the European Commission approves the extension.

The E.U. Data Retention Directive also contains certain provisions in relation to data protection and data security. E.U. member states must ensure that communications providers adhere to minimum standards in relation to data security principles with respect to data retained in accordance with the E.U. Data Retention Directive.

The largest impact of the E.U. Data Retention Directive on telecommunication companies and ISPs (operators) in the European Union is the requirement to store extraordinary amounts of data. Operators usually retain traffic data for marketing and business purposes, such as billing, and purge them as soon as they are no longer required. For example, operators do not generally retain data of calls completed but not answered, or calls made to free numbers, since these calls are not charged to the originating number. The data to be stored in compliance with the data retention regulations are expected to be in the tens of terabytes, if not hundreds of terabytes for larger operators, and for much longer terms.

Data Retention in the United States

In the United States, the latest data retention initiative is part of the Internet Stopping Adults Facilitating the Exploitation of Today's Youth Act of 2007 (the "SAFETY Act"), introduced in February 2007. If enacted as proposed, the SAFETY Act would require ISPs to retain records on subscribers and give the U.S. Attorney General powers to establish retention regulations on subscriber data, with possible fines and prison terms for noncompliance.

In 1994, the U.S. Congress passed the Communications Assistance for Law Enforcement Act ("CALEA") in order ". . . to make clear a telecommunications carrier's duty to cooperate in the interception of communications ("wiretapping") for law enforcement purposes, and for other purposes." The U.S. Congress passed CALEA to aid law enforcement in its effort to conduct surveillance of citizens via digital telephone networks. CALEA obliges telephone companies to make it possible for law enforcement agencies to tap any phone conversations carried out over its networks, as well as making call detail records available. The act also stipulates that it must not be possible for a person to detect that his or her conversation is being monitored by the respective government agency.

In March 2004, the U.S. Department of Justice, Federal Bureau of Investigation and Drug Enforcement Agency filed a "Joint Petition for Expedited Rulemaking" in which they requested certain steps to accelerate CALEA compliance. This petition mainly involved extending the provisions of CALEA to cover citizens' communications that travel over the Internet. The

CALEA compliance deadline was May 14, 2007, and applies equally to all facilities-based broadband access providers and interconnected VoIP service providers.

The data retention trend has also affected the corporate world. As of December 1, 2006, new Federal Rules of Civil Procedure guidelines went into effect in the United States. The rules, set by the U.S. Supreme Court, expand the types of electronically-stored information that companies could be required to produce in a lawsuit. In the future, companies that do not properly monitor and archive PDAs, e-mails, instant message conversations and other forms of electronic data may be disadvantaged in civil lawsuits. According to a recent online survey, executives are ill-prepared for the new rules. In a November 2006 study by Deloitte Financial Advisory Services, almost 70% of respondents said they require more training on their own corporate record retention policies and procedures. The respondents included many chief financial officers, tax directors, finance directors, attorneys and controllers.

We believe that the new Federal Rules of Civil Procedure guidelines impact our business prospects for storage and access of corporate enterprise communications, as well as fraud detection, identity theft mitigation, identity authentication and verification.

Datakom GmbH Transactions

In June 2007, we acquired all of the outstanding stock and business activities of Datakom GmbH of Germany ("Datakom"). Datakom, along with its wholly-owned subsidiary Gten AG, provides monitoring, network security and lawful interception ("wiretapping") software and services to ISPs, telecommunications companies, law enforcement agencies and other government agencies in Germany, Africa and the Middle East. In connection with the acquisition, we paid $2,000,000 in cash, issued 14,000,000 shares of our Common Stock and executed a note for an additional $8,500,000. In February 2008, we entered into an agreement with Datakom to terminate and annul the acquisition as of December 15, 2007. Datakom agreed to return the 14,000,000 shares of Common Stock and the $2,000,000 cash we paid, and we agreed to return the Datakom stock and business operations in full satisfaction of all obligations. In connection with this agreement, we and Datakom also entered into an ancillary agreement under which we acquired an exclusive license to sell the GTen software in Italy and South America for a period of 18 months, and under which we have agreed to consider future additional cooperative business endeavors. We agreed to pay $2,150,000 cash for the rights under this agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details of the impact of the Datakom acquisition and unwinding on our financial condition and results of operations.

Employees

As of March 20, 2008, we have approximately 7 full-time employees, and we believe that our relations with our employees are excellent.

Executive Officers

Ian W. Rice, age 68, Chairman of the Board and Chief Executive Officer. Mr. Rice has been our Chairman of the Board of Directors and Chief Executive Officer since December 2006. For more than 25 years, Mr. Rice has been involved in the funding, development and management of early-stage companies. Since November 1985, he has been a consultant to Sigma Limited S.A., a Swiss investment firm that concentrates on development-phase technology companies. He was a founder of Oxley Energy Inc., a natural gas exploration and production company with assets in Texas and South Africa, in December 2003.

Luigi Caramico, age 42, President. Mr. Caramico has been our President since December 2006 and was the co-founder of the predecessor of Retentia, Inc., Systeam Italy SpA, in 1989. Mr. Caramico is responsible for corporate strategy focusing primarily on business development. From 2003 to 2006, he was the President and Chief Executive Officer of SysteamUS, Inc., the holding company of Systeam Italy SpA. From 1998 to 2003, he was Chief Technical Officer and a board member of Systeam Italy SpA.

Mario Mené, age 42, Chief Technical Officer. Mr. Mené has been our Chief Technical Officer since December 2006 and was the Chief Technical Officer of the predecessor of Systeam Italy SpA since 1992. He is responsible for our technical vision and for the design and implementation of all of our products. From 2001 to 2002, Mr. Mené was technology advisor for Acantho SpA, one of the leading IPTV broadband network operators in Italy, where he co-created its business and operations plan.

Thomas A. Spanier, age 62, Chief Financial Officer, Secretary and Treasurer. Mr. Spanier has been our Chief Financial Officer, Secretary and Treasurer since September 2007. From August 2005 to February 2007, Mr. Spanier was Chief Financial Officer of Xalted Networks, Inc., holding company of SysteamUS, Inc. From April 2004 to June 2005, Mr. Spanier was Chairman and Chief Executive Officer of Digital Video Systems, Inc, a developer and manufacturer of DVD loaders and players with operations in Korea, China and India. From May 2003 to March 2004, Mr. Spanier was engaged by Maple Optical Systems, Inc., a venture backed, development stage telecom equipment developer, to close the company. From October 2001 to April 2003, Mr. Spanier served as Senior Vice President, Finance and Operations, of Cradle Technologies, a development stage, venture backed fabless semiconductor company.

Item 1A. Risk Factors

We have a history of losses and cannot assure you that we will be profitable in the foreseeable future, if ever.

Since inception in 2004, we have incurred net losses in every year, including losses from continuing operations of $38,444,622 for the year ended December 31, 2007 and $4,775,056 for the year ended December 31, 2006. Net loss applicable to common shares was $44,080,814 and $4,799,661 in 2007 and 2006, respectively. We had a working capital deficit of $7,020,816 at December 31, 2007 and have had significant negative cash flows from operations in every period. As a result of ongoing operating losses, we also had an accumulated deficit of $43,264,546 and a stockholders' deficit of $1,589,555 at December 31, 2007. Historically, we have funded our operations through the sale of common stock and convertible preferred stock and a series of debt financings. There is no assurance that we will be able to rely on obtaining similar loans and to sell additional equity in the future, and therefore, our ability to remain in business will depend upon being able to achieve positive cash flow from operations and net income. We may never become profitable. We expect our expenses will increase substantially for the foreseeable future as we seek to expand our operations, implement internal systems and infrastructure and hire additional personnel. These ongoing financial losses may adversely affect our stock price.

Our limited operating history makes evaluation of our business difficult.

We have a limited operating history and have encountered and expect to continue to encounter many of the difficulties and uncertainties often faced by early stage companies. We were a development stage company through March 31, 2007 and only began to report minimal revenues in the second quarter of 2007. Our limited operating history makes it difficult to evaluate our future prospects, including our ability to develop a wide base of customers for our DRS and to expand our operations to include additional products and services, all of which are critical to our success. An investor must consider our business and our prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in product and service rollouts, marketing and sales obstacles and significant competition. We may encounter unanticipated problems, expenses and delays in developing and marketing our products and services. We may not be able to successfully address these risks, and while these risks are common in early stage companies, they create uncertainties for investors evaluating our business. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

We will need substantial additional financing.

We will need additional capital in the future. To date, we have relied almost exclusively on debt and equity financing transactions to fund our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to diminish or suspend activities. We believe our cash resources will be sufficient to fund our planned operations for at least 4 months. However, our projections could be wrong. We could face unforeseen costs, or our revenues could fall short of our projections. We do not have any currently identified sources of additional capital on which we could rely if we find our revenues are insufficient to fund our operations. New sources of capital may not be available to us when we need it or may be available only on terms we would not find acceptable. If such capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business; our operations and financial condition may be materially and adversely affected. Currently, we are incurring losses from operations, have a significant capital deficit and do not have access to a line of credit or other debt facility. If we raise additional capital through the issuance of debt securities, the interests of our stockholders would be subordinated to the interests of our debt holders, and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our stockholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth.

Our business plan has undergone a fundamental alteration since June 2007, leaving our current operations less diverse than previously anticipated.

In June 2007, we acquired all of the outstanding stock of Datakom, a transaction into which we entered to provide entry into the lawful interception market, initially in the European Union. We operated the Datakom business as a wholly-owned subsidiary beginning in June 2007. In February 2008, we entered into an agreement with the Datakom sellers to terminate and annul the June 2007 agreement, effective December 15, 2007 and, in connection therewith, entered into an ancillary agreement under which we acquired exclusive license to sell Datakom's GTen software in Italy and ten South American countries for a period of 18 months, and under which we have agreed to consider future additional cooperative business endeavors.

In December 2006, we acquired all of SysteamUS, Inc.'s right, title and interest in and to SysteamUS' intangible assets associated with its security software, including the source codes, patents, trademarks, service marks, copyrights, documentation and technical specifications and related intellectual property, along with written descriptions of the security software. In April 2007, we entered into a final agreement to acquire all of the outstanding common stock of Systeam Italy SpA from SysteamUS., and in June 2007, we completed the acquisition, pursuant to which we acquired all of Systeam SpA's contracts with service providers, strategic alliance partners, network equipment providers and systems integrators to complement the acquisition of the intellectual property we acquired from SysteamUS. Beginning in June 2007, we operated the Systeam business as a wholly-owned subsidiary. In March 2008, we determined that the Systeam acquisition did not yield the revenues we had expected, and its cost structure could not be improved as we had anticipated. It appeared that Systeam would continue to require substantial capital infusion to meet its obligations. Consequently, we and SysteamUS agreed to rescind the acquisition of Systeam, effective March 15, 2008.

The operations of these acquired companies, and our sale of a license to one customer provided all of our 2007 revenues.

As a result of our decisions to unwind the Datakom and Systeam Italy transactions, we are now conducting our data retention operations directly rather than through our subsidiary, and our current activities in the lawful interception market are minimal, being confined to selling software in Italy and South America in connection with the cooperative agreement we entered into with Datakom. Both Systeam Italy and Datakom had experience, customer contacts and employees in the European Union. Although our management does have considerable experience in the telecommunications industry in Italy, we are essentially starting up a new business enterprise, with all of the risks associated with a new business venture operating in various foreign countries, including insufficient capital, the need to hire and train qualified personnel, including both technical and sales personnel, the need to develop successful sales channels, possible competition from already established and better known companies and generally, the need to establish the functional capabilities of an operating company in each of the countries in which we intend to conduct business. We cannot assure you that we will be successful in establishing ourselves as an operating company in the data retention market separate from our prior affiliation with Systeam Italy. If we are unable to do so, our business plan may not succeed.

Our independent auditors have issued a going concern opinion that has raised substantial doubt about our ability to continue as a going concern.

Our independent auditor's report on our consolidated financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph stating that because we have had losses from continuing operations and operational cash outflows since inception and do not have historical revenues from continuing operations, there is a substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our accumulated deficit from inception in October 2004 through December 31, 2007 is $43,264,546. Our ability to service our long-term debt and to fund working capital, capital expenditures and business development efforts will depend in large part on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. If we fail to generate sufficient cash from operations, we will need to raise additional equity or borrow additional funds to achieve our objectives. There can be no assurance that we will generate sufficient revenues or that equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Therefore, there is no assurance that we will be able to survive as a going concern.

We acquired the business operations of Systeam Italy SpA ("Systeam") in the second quarter of 2007 and rescinded that transaction as of March 15, 2008; as a result, we are starting new operations in Italy and may be subject to some or all of the risks inherent in the establishment of a new business enterprise, which, in turn, could make an investment in our company more difficult to evaluate than an investment in other companies.

We acquired the full business operations of Systeam in June 2007 and unwound that acquisition as of March 15, 2008. While we have operating experience in Italy, as a result of this recent change, we believe our operations in Italy, which currently is our principal business, may be subject to some or all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business with worldwide operations, the commencement of full-scale operations and the competitive national security environment in which we intend to operate. We can give no assurance that we will ever achieve profitable operations.

If we are unable to develop new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features and reliability of our existing products and services, our business and operating results could be adversely affected.

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and product development expenses as we strive to remain competitive. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected,

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers,

•	extending the operation of our products and services to new platforms and operating systems,

•	entering into new or unproven markets with which we have limited experience,

•	managing new product and service strategies,

•	incorporating acquired products and technologies, and

•	developing or expanding efficient sales channels.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades and services are not technologically competitive or do not achieve market acceptance, we could have expended substantial resources and capital without realizing sufficient revenues in return, and our business and operating results could be adversely affected.

Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, level of phone and Internet usage, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. For example, we expect to experience a higher than expected rate of growth in sales of our DRS software that we believe is being spurred by new E.U. data retention directives. If these laws are repealed or terrorist and other threats fluctuate, the growth rates in sales of our software may be impacted. If demand for our products declines, our revenues and gross margins could be adversely affected.

We operate in a highly competitive security software environment, and our potential competitors may gain market share in the markets for our products that could adversely affect our business and cause our revenues to decline.

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a drop in revenues that could adversely affect our business and operating results. To compete successfully, we must maintain a successful research and product development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategy, and effectively adapt to technological changes. Many of our potential competitors have greater financial, technical, sales, marketing and other resources than we do and therefore may be able to influence customers to purchase their products instead of ours. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

We sell our products to telecommunication companies, ISPs and other businesses around the world through sales and distribution networks. Sales through these different channels involve distinct risks, including the loss of our indirect sales channel partners or their inability to generate significant revenue for us, as well as the following:

Direct Sales. A significant portion of our revenues may be derived from our direct sales approach to end-users. Special risks associated with this sales channel include:

•	longer sales cycles associated with direct sales efforts;

•	difficulty in hiring, retaining and motivating our direct sales force; and

•	substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products.

Indirect Sales Channels. A significant portion of our revenues may be derived from sales through indirect channels, including network equipment providers and system integrators that may sell our products to end-users. This channel involves a number of risks, including:

•	our lack of control over the timing of delivery of our products to end-users;

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our reseller and distributor agreements are generally non-exclusive and may be terminated at any time without cause; and

•

in the future, our channel partners may distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions and other terms offered by our potential competitors.

We currently have only one product offering and very limited sales, and a failure to generate significant revenues from our current product would negatively impact our business.

Due to the unwinding of the Datakom acquisition as of December 15, 2007, our principal source of revenues currently is derived from our forensic data retention operations, which means we are highly dependent on achieving successful acceptance of our initial product. Although we have plans to expand our product and service offerings in the future, our long-term success will depend, in significant part, on our ability to achieve market acceptance of our DRS software in the telecommunications, ISP and law enforcement markets. If this effort is unsuccessful, because we have misjudged the need for our product, our customers do not find that our product functions as we claim or for any other reason, our revenues from our data retention operations may not meet our expectations. This failure could have a material adverse effect on our business and financial condition and could result in our reassessing the viability of our business plan.

We are dependent on a few customers in the telecommunications and ISP industries; the loss of one or more customers could adversely affect our financial condition and results of operations.

Our customers are engaged in or sell to the telecommunications companies and ISPs, as well as to the law enforcement community, primarily in Italy and South America. To date, we have been dependent upon a small number of customers for a significant portion of our revenues. For the year ended December 31, 2007, five customers collectively represented approximately 92% of our total revenues, and approximately 99% of our accounts receivable at December 31, 2007 were attributable to four customers, with 59% of accounts receivable attributable to one customer. This concentration of customers may increase our overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations could be materially adversely affected if one or more of our significant customers fails to pay us or ceases to contract for our services on terms that are favorable to us or at all.

If the E.U. data retention directives and other laws and regulations that are driving sales of our DRS software are not implemented as expected, or are modified or repealed, or terrorist and other threats subside, the growth in sales of our software may be impacted. If demand for our products declines, our revenues and gross margins will likely be adversely affected.

The governments of E.U. member states had until September 15, 2007 to transpose the E.U. Data Retention Directive into national legislation. It is not uncommon for some E.U. member states not to implement national legislation within the required time frame. In that event, communications providers may not be obliged to comply with the E.U. Data Retention Directive within these jurisdictions until a later date. As of December 31, 2007, eight E.U. member companies have passed the national legislation, and the remaining 19 members are subject to non-compliance action. In addition, the E.U. Data Retention Directive contains a provision which allows each E.U. member state to postpone the application of the directive to the retention of Internet communications data until March 15, 2009. In 16 of the 27 E.U. member states, the data retention obligations will not apply to Internet communication data until March 15, 2009. This legislation was also the subject of some controversy during the adoption procedure within the E.U. institutions. Two member states (Ireland and Slovakia) voted against the adoption of the E.U. Data Retention Directive. Ireland has subsequently brought an action against the European Council and Parliament for the E.U. Data Retention Directive to be annulled on the basis that it was adopted under the wrong legal basis. No date has been set for the case to be heard by the European Court of Justice. If the E.U. Data Retention Directive is annulled by the European Court of Justice, it may be the case that certain E.U. member states may decide not to implement national regulations or, if national regulations have already been adopted, they may be repealed. In the United States, with respect to the Internet Stopping Adults Facilitating the Exploitation of Today's Youth Act of 2007 (the "SAFETY Act"), there is no guarantee that the proposed legislation will be enacted as proposed, or even enacted at all. Similar legislation has been introduced previously and has not made it to the floor for a vote in the U.S. Congress or been enacted. If the new E.U. data retention directives and other laws and regulations that are driving sales of our DRS software are not implemented as expected, or are modified or repealed, or terrorist and other threats subside, the growth in sales of our software may be impacted. If demand for our products declines, our revenues and gross margins will likely be adversely affected.

We have grown, and may continue to grow, through acquisitions that give rise to unique risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we expect to acquire in the future, other businesses, products and technologies. Acquisitions involve a number of special risks and challenges, including:

•

complexity, time and costs associated with the integration of acquired business operations, workforce, products and technologies into our existing business, sales force, employee base, product lines and technology;

•	diversion of management time and attention from our existing business and other business opportunities;

•	loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	assumption of debt or other liabilities of the acquired business, including litigation related to alleged liabilities of the acquired business;

•	the incurrence of acquisition-related debt, as well as increased expenses and working capital requirements;

•	dilution of stock ownership of existing stockholders, or earnings per share;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act,

•

substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets and stock-based compensation expense, and

•	integrating acquired businesses has been and will continue to be a complex, time-consuming and expensive process, and can impact the effectiveness of our internal controls over financial reporting.

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or undergo other adverse effects that we currently do not foresee. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. In addition, because acquisitions of technology companies are inherently risky, no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our business, operating results or financial condition.

Our 2007 acquisitions of Datakom and Systeam Italy did not prove as successful as we had expected. Accordingly, we terminated and annulled the Datakom acquisition effective as of December 15, 2007 and the Systeam Italy transaction as of March 15, 2008. We cannot guarantee that future acquisitions will be more successful.

Our European and other international operations involve risks, including coordination of resources across borders, potential political changes and local economic conditions, that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.

We derive a substantial portion of our revenues from customers located outside of the United States, and we have significant operations outside of the United States, including engineering, sales, customer support and production. We plan to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations, as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights;

•	requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations;

•

regulations or restrictions on the use, import or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications;

•

central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the United States;

•

fluctuations in currency exchange rates and economic instability such as higher interest rates in the United States and inflation that could reduce our customers' ability to obtain financing for security software products or that could make our products more expensive in certain countries;

•	limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock option plan in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries'

•	costs and delays associated with developing software in multiple languages; and

•	political unrest, war or terrorism.

A significant portion of our transactions are effected outside of the United States and are denominated in foreign currencies, which subjects us to foreign currency exchange risk.

A significant portion of our current operations are, and a portion of our future operations will be, affected outside of the United States. Transactions are denominated in foreign currencies, especially the Euro, but we also expect to be transacting business in other foreign currencies as our operations expand beyond the EU. Fluctuation in the values of these foreign currencies relative to the U.S. dollar will affect our financial results, which are reported in U.S. dollars and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the scope of any fluctuations in the values of these foreign currencies relative to the U.S. dollar or the effect of exchange rate fluctuations upon our future operating results. We do not conduct any foreign exchange hedging activities to protect against these risks at the present time.

We have rescinded the acquisition of Systeam Italy and plan to engage in business in Italy independently of Systeam Italy, but we cannot guarantee that we will be able to do so without continued liability, or penalties and additional legal expense, all of which could adversely affect our operating results.

We have rescinded the acquisition of Systeam Italy effective March 15, 2008, as the anticipated revenues and operating cost structure were not as we had bargained for. We plan to continue to develop our business in Italy. Systeam Italy had incurred tax liabilities in the form of past-due income and social security taxes related to 2005, 2006 and 2007 payable to the Italian tax authorities and owes employees accrued wages. There may be assertions raised that we continue to be obligated for these liabilities, which could give rise to penalties and additional legal expense and our operating results could be adversely affected.

Our products are complex and operate in a wide variety of infrastructure configurations, which could result in errors or product failures and harm our customers' businesses.

Because we offer very complex products, undetected errors, failures or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Our customers' infrastructure environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures or bugs may not be found in new products or releases until after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer's systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of capital or other resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.

We may not be able to retain our key personnel who we need to succeed, and qualified security software programmers are extremely difficult to attract.

Our future success depends upon our ability to recruit and retain our key management, technical, sales, marketing, finance and other critical personnel, many of which will be needed to support our operations outside of the U.S. Our officers and other key personnel are employees-at- will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Although we expect to adopt a stock option plan for employees in early 2008, we currently have no such plan at this time. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting, and the results of our operations. In addition, hiring, training and successfully integrating replacement sales and other personnel could be time-consuming, may cause disruptions to our operations and may be unsuccessful.

Our products employ proprietary information and technology that may infringe on the intellectual property rights of third parties.

We have no patents on our software and technology. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, trademark and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.

Software products and websites like ours could suffer security and privacy breaches that could harm our customers and us, and adversely impact our reputation and future sales.

Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced software developers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions of our services. Because the techniques used to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our activities could be adversely affected and our reputation and future sales harmed if these intentionally disruptive efforts are successful.

Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.

We offer technical support services with our software. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by potential competitors or successfully integrate support for our customers. Further customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. We intend to outsource a substantial portion of our worldwide customer support functions to third-party service providers and our network of system integrators. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers.

Accounting charges may cause fluctuations in our annual and quarterly financial results.

Our financial results may be materially affected by non-cash and other accounting charges. The preferred stock and warrants issued in 2007 contain features that will require us to record in earnings certain changes in fair value. Other accounting changes we may face are:

•	amortization of intangible assets, including acquired product rights;

•	impairment of goodwill;

•

stock-based compensation expense, including charges related to Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will result in significant stock-based compensation expense in our results of operations; and

•	impairment of long-lived assets.

The foregoing types of accounting charges may also be incurred in connection with or as a result of business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges. Our effective tax rate may increase, which could increase our income tax expense and reduce our net income. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•	changes in accounting and tax treatment of stock-based compensation;

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	tax assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place; and

•	the price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We rent approximately 1,000 square feet of space in Redwood City, California. We pay approximately $2,500 per month in rent on a six month lease basis. We pay approximately $3,000 per month to rent office facilities in London on a month-to-month basis. We also rent approximately 2,800 square feet office and operating facilities in Genoa, Italy for approximately $3,000 per month which can be cancelled upon six month's notice.

Item 3. Legal Proceedings

We are not involved in any pending or threatened legal proceedings, except as noted below.

On or about November 20, 2007, Regal Securities, Inc. and J.P. Turner & Company, L.L.C. commenced an arbitration proceeding against us before the Financial Industry Regulatory Authority in Chicago. In their statement of claim, Regal and J.P. Turner allege that we breached a Placement Agency Agreement in or about August 2007 among Regal, J.P. Turner and us by failing to compensate Regal and J.P. Turner in connection with the private placement of preferred stock we completed in October 2007. Regal and J.P. Turner are seeking monetary damages, warrants to purchase our common stock and punitive damages. We believe these claims are without merit, and we intend vigorously to oppose this action.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Since December 18, 2006, our common stock has been quoted on the Over the Counter Bulletin Board under the symbol "ITLI.OB" The high and low bid quotations for our common stock for the periods indicated are set forth below. The OTCBB trading in our common stock has been limited and sporadic, and the quotations set forth below are not necessarily indicative of actual market conditions. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High	Low
Year Ended December 31, 2006
Fourth Quarter (commencing December 18, 2006)	$1.04	$0.60

Year Ended December 31, 2007
First Quarter	$2.15	$0.76
Second Quarter	2.13	0.66
Third Quarter	1.55	0.86
Fourth Quarter	1.45	0.40

The last reported sale price of our common stock on the OTCBB on April 11, 2008 was $0.21 per share. According to the records of our transfer agent, there were approximately 36 holders of record of our common stock as of March 27, 2008.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Equity Compensation Plans

We currently have no equity compensation plans but expect to present an equity incentive plan to our stockholders for approval at our 2008 annual stockholders meeting.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

Not applicable to smaller reporting companies

Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations

Executive Overview

We are positioned to be a leading provider of forensic data retention software for telecommunications companies, Internet service providers and law enforcement agencies. The principal factor that is driving our business model is the requirement that certain types of businesses and law enforcement agencies be prepared to comply with the E.U. Data Retention Directive that was enacted in May 2006 and other similar legislative mandates that are anticipated to be enacted in the United States, Latin America, the Middle East and elsewhere to promote national security interests and aid in the seizure and arrest of terrorists. While the E.U. Data Retention Directive was enacted in 2006, the member countries must adopt their own form of national legislation, a process that was to be completed by September 2007; however, full compliance with all aspects of the E.U. Data Retention Directive will not be mandatory until 2009. Legislative efforts in the United States have not yet resulted in a similar comprehensive law in this country, although the SAFETY Act, introduced in the House of Representatives in 2007, is still in committee and could move forward, either in its present form or some modification thereof. It is anticipated that given the current national security environment in the United States and throughout much of the world, it is likely that, in the foreseeable future, legislative bodies will enact stringent laws requiring various kinds of businesses to store and have the capability to rapidly retrieve data relating to telephone calls made and received, e-mails sent and received, websites visited and other similar data transactions. It is this new terrorism-prevention environment that has provided the business opportunities on which our company is based.

Our current focus is the expansion of our sales, marketing, and servicing our Data Retention Suite, or DRS globally. In future periods, we plan to leverage our data retention expertise to expand into complementary markets, including behavioral tracking and data investigation, video surveillance by law enforcement authorities and intelligence services, e-discovery and e-recovery solutions for the small and medium-sized business markets and identification and prosecution of sexual offenders in the social networking market. However, we expect that a substantial portion, if not virtually all, of our revenues in 2008 will be derived from our forensic data retention products and services.

We acquired the DRS software which was developed by Systeam Italy SpA in December, 2006. Having completed the primary R&D work on our DRS, we were able to turn our efforts in

2007 from expenditures on development activities to the launch of our DRS. Accordingly, our results of operations in 2007 reflect sales and marketing activities and the receipt of our first revenues, as well as continuing development of the DRS product.

Our existing DRS software components combine to provide for data capture, storage and subsequent forensics examination of multiple data sets, including telephone and web-surfing records. DRS is built on a file system-based technology that uses less storage space and has faster response times than those of relational database management systems. DRS also uses a distributed architecture that allows very large scalability. It has near real-time data analysis and reporting capability, preserves security and access control in complete accordance with the European Union and other directives, requires less hardware and takes less time to install and maintain, making it significantly less expensive than competing systems.

Our DRS software is installed in server hardware located within our customers' data centers. Our software captures, compresses and stores the call detail records ("CDRs") and the Internet protocol detail records ("IPDRs") of the traffic as it passes through our customers' infrastructure. Telephonic CDRs include information on who placed the call, who was being called, the physical location of the call, the length of the call, unanswered calls and other related information. CDRs do not include the actual content of the call. IPDRs track Internet activities (like websites visited), IP address, MAC address and other important information.

We employ a software licensing model for our DRS software that includes an upfront fee for the software, installation and customization fees and maintenance fees. Customer pricing is predicated on the number of data transactions to be processed and stored. We sell our services in block increments. For voice, the increments consist of five million daily CDRs and, for data, the increments consist of 50 million daily IPDRs. Our software licensing agreement stipulates the initial transaction volumes. If and when those volumes are exceeded, the customer is immediately subject to incremental billing. However, we do extend volume discounts to larger service providers.

Because the E.U. Data Retention Directive has been enacted, and businesses must be preparing to comply with the country-specific legislation as it becomes effective, our initial sales and marketing focus has been on the 27 E.U. member states, with an emphasis on Italy because of our existing relationships in that country. We expect that more stringent data retention laws will also proliferate in the United States, Latin America and throughout Asia, and we anticipate expanding into those markets as the opportunities become available. We make no - predictions as to the timing of any such expansion.

In June 2007, we acquired Datakom GmbH. On March 26, 2008, the parties to the purchase agreement consummated a Termination and Release Agreement dated February 28, 2008 (the "Termination and Release") to terminate, as of December 15, 2007, the Stock Sale Agreement, dated as of June 7, 2007 and amended on November 13, 2007 (the "Stock Sale Agreement"), between the same parties. Pursuant to the terms of the Termination and Release, the parties have agreed to release one another from any and all claims by and between the parties which have arisen or may have arisen under the Stock Sale Agreement. In connection with the

Termination and Release, Datakom agreed to return the 14,000,000 shares of Common Stock it was issued and the $2,000,000 cash we paid, and we agreed to return the Datakom stock and business operations, in full satisfaction of all obligations. As a consequence, Datakom is excluded from our consolidated financial reports for the year ended December 31, 2007. We recognized a loss of $122,947 on the unwinding of the Datakom acquisition, which relates to the write-off of acquisition-related legal and accounting costs. The 2008 quarterly reports on Form 10-Q that would include comparative 2007 figures that had included Datakom will be labeled "Restated," and all Datakom balances will be removed from these prior period financial statements.

On February 28, 2008, the Company entered into a Business Cooperation Agreement (the "Business Cooperation Agreement") with Datakom for the purpose of cooperatively marketing and selling their respective computer software products and services. Pursuant to the Business Cooperation Agreement, the parties have agreed to (i) jointly market and sell, on a case by case, non-exclusive basis, their products to mutually identified customers; (ii) appoint the Company as the exclusive representative to market Datakom's G-TEN line of products in Italy, and 10 countries in Latin America including, Argentina, Brazil, Chile, and Mexico and (iii) order computer software products and services from the other party for resale to end-users on a non-exclusive world-wide basis. As compensation for such arrangements, Intelligentias has agreed to pay Datakom $2.15 million pursuant to the terms of the Business Cooperation Agreement. Unless earlier terminated according to its terms, the Business Cooperation Agreement is effective for eighteen months from February 28, 2008 (the "Term"), subject to an automatic six month renewal at the expiration of the Term unless either party notifies the other in writing at least thirty days prior to the end of the Term of its election to allow the Term to expire unrenewed.

In December 2006, we acquired the DRS software intellectual property ("IP") from SysteamUS. In April 2007 we entered into a stock purchase agreement to acquire Systeam Italy, SpA ("Systeam") from SysteamUS, which became effective in June 2007. We expected that substantial revenues would be forthcoming in the near term, and that the cost structure of Systeam could be quickly improved so as to enable a reasonable rate of return ("ROI") and rapid market entry. In March 2008, we determined that the Systeam acquisition did not yield the revenues we had expected, and its cost structure could not be improved as we had anticipated. It appeared that Systeam would continue to require substantial capital infusion to meet its obligations. Consequently, we and SysteamUS agreed to rescind the acquisition of Systeam, effective March 15, 2008. We are exploring alternative means to handle all sales, operations and research and development activities for those markets and customers previously managed by Systeam.

In 2007, Spectia, Srl was formed, and Systeam Italy transferred its 51% ownership interest to us as of October 31, 2007. Spectia's operations were developmental until October 2007, when Spectia received a contract to provide its video surveillance hardware and software to the Municipality of Naples. Spectia provides a total video surveillance solution to customers, including hardware (which is installed by third parties), data retention software and related maintenance.

We were in the development stage through March 31, 2007, having earned no revenues prior to March 31, 2007. Our activities in 2006 consisted primarily of business planning and development and capital raising, and we did not begin revenue generating activities until we had acquired Systeam Italy in the second quarter of 2007. Consequently, any comparisons between the 2006 and 2007 periods primarily illustrate the difference between development stage operations and the activities of an early-stage company at the outset of its revenue-generating life. Moreover, our 2007 financial results should not be viewed as a reliable indicator of future results with respect to revenues, expenses, income/loss from operations, net income/loss or net income/net loss per share, because of our very limited history of revenue-generating operations.

Results of Operations — Years Ended December 31, 2007 Compared to December 31, 2006

We had no software operations during 2006 and initiated our current business operations with the acquisition of Systeam Italy SpA in the second quarter of 2007.

Revenues and Direct Cost of Revenues

Revenues for the year ended December 31, 2007 were $2,850,139. We were in the development stage through March 31, 2007, and as such, we did not earn any revenues in the year ended December 31, 2006. During 2007, we acquired both Systeam Italy and their controlling interest in Spectia. The operations of these acquired companies, and our sale of a license to Isilon, Inc., provided all of our 2007 revenues. All of those revenues are related to data retention. We expect that data retention will be our primary revenue generating source in 2008. Data retention revenues are derived from upfront licensing fees, installation and customization fees and maintenance fees. In 2008 and in the short-term thereafter, we expect the majority of our revenues to come from the fees we earn from selling the DRS; but as our installed base continues to grow over time, we expect that the revenues earned based on transaction volume will become an increasingly significant portion of our revenues.

Revenues for the year ended December 31, 2007 reflect the early stage of development of the market for DRS. During 2007, we engaged the services of over 25 international sales representatives and have been increasingly active in the sales process. We expect to generate substantially increased revenues during 2008 over 2007, but because of the lack of history, it is difficult to project revenues in the near term with any confidence.

Direct cost of revenues reflects the cost of labor and materials associated with revenues generated from Systeam Italy and Spectia. For the year ended December 31, 2007, direct cost of revenues was $2,109,057, and there was no corresponding expense in 2006 since we earned no revenues prior to the second quarter of 2007.

Impairment of Long Lived Assets

We reviewed our investment in Systeam Italy and determined to rescind the purchase of the subsidiary because the subsidiary's performance was well below expectation and further investment of equity and operating capital in order continue operations could not be justified. Consequently, as of December 31, 2007, we determined that the carrying amount of Systeam Italy long-lived assets were not recoverable. An impairment charge of $9,490,051 was recorded in the fourth quarter of 2007, which represented the net carrying value of intangible assets acquired as a result of the Systeam Italy acquisition and fixed assets. The corresponding accrued expenses liability will be eliminated upon rescission of the acquisition in 2008.

Selling, General and Administrative

For the year ended December 31, 2007, selling, general and administrative expenses were $7,949,910, compared to $599,597 for the year ended December 31, 2006, an increase of $7,350,313. The 2006 expenses were primarily attributable to professional costs associated with the acquisition of intellectual property from SysteamUS . Selling general and administrative expenses increased primarily due to the acquisition of Systeam Italy and Spectia. Selling, general and administrative expenses in 2007 consisted primarily of employee and other costs related to Systeam Italy and Spectia and US-based operations of $2,441,514, $439,150 and $5,069,246, respectively. In the U.S., these 2007 expenses included accounting, legal and professional fees of $2,929,680 (of which $370,000 related to the issuance of common stock to technical consultants for services performed during the period), marketing expense of $367,821 and payroll and benefits expense of $938,330. With the rescission of the acquisition of Systeam Italy, we anticipate that our general and administrative expenses for our planned operations should be reduced in 2008. The substantial legal, professional and accounting expenses incurred during 2007 were due in part to the substantial expense of financing efforts and the legal and accounting expense relating to the acquisitions of, and reporting for, Systeam Italy and Datakom. We do not anticipate similar acquisitions and equity financings during 2008. A change of plans could result in an increase of these costs. Selling expenses increased during the last half of 2007 as we accelerated our sales efforts. We anticipate that during 2008, selling expenses will increase further, as we expand our presence in the market place.

Amortization and Depreciation

Depreciation and amortization expense was $2,864,712 for the year ended December 31, 2007and $130,239 for the year ended December 31, 2006. Depreciation was recognized primarily as a result of the acquisition of hardware to provide hosted services, the amortization of intellectual property acquired in December 2006 and amortization of the intangible assets resulting from the acquisition of Systeam Italy.

Gain (Loss) on Derivative Warrant Liability

For the year ended December 31, 2007, loss on the derivative warrant liability mark-to-market was $4,434,135 compared to $3,970,800 for the year ended December 31, 2006. This expense originally arose in 2006 as a result of a financing that included derivative instruments that were later modified and reclassified. In 2007, we amended the December 2006 and June 2007 warrant agreements. For the year ended December 31, 2007, loss on the derivative warrant liability mark-to-market was comprised of $4,706,335 related to the increase in the market price of our common stock from December 31, 2006 compared to August 15, 2007, the date that the December 2006 and June 2007 warrant agreements were amended, which resulted in the warrants meeting the requisite conditions for equity classification. Due to the amendments, we will not be required to mark the December 2006 and June 2007 warrants to market through the income statements subsequent to August 15, 2007. A gain on the derivative warrant liability mark-to-market relating to the warrants issued as part of the September 2007 bridge financing was $276,800, reflecting the decrease in the market price of our common stock from September 25, 2007 to December 31, 2007. The remaining $4,600 relates to the day-one loss on derivative allocation related to the September 2007 bridge financing.

Interest Expense

For the year ended December 31, 2007, interest expense was $14,516,308 compared to interest expense of $74,420 for year ended December 31, 2006. For the year ended December 31, 2006 we recognized interest expense in the amount of $26,301 and $51,852 in amortization expense related to the warrant and beneficial conversion feature associated with the convertible long-term debt offset by $3,733 in interest income.

Interest expense for the year ended December 31, 2007 related primarily to the recognition of the remaining unamortized debt discount of $7,948,148 as interest expense due to the conversion of convertible long-term debt, recognition of $3,263,801 in interest expense as a result of the issuance of 1,750,000 shares of common stock as an inducement for the conversion of convertible long-term debt and $2,766,573 of amortization of debt issuance costs and the discount on outstanding debt obligations, $137,223 of interest paid on bridge loans that were paid off during the year, $382,258 to accrued interest and fees payable on convertible debt which is outstanding as of December 31, 2007 and operating debt financing of Systeam Italy.

Loss from Continuing Operations

We incurred a loss from continuing operations of $38,514,034 for the year ended December 31, 2007, compared to $4,775,056 for the year ended December 31, 2006. The loss from continuing operations in 2007 was substantially greater than the corresponding loss in 2006 because our operating expenses substantially increased as we commenced revenue-generating operations in the second quarter while in fact generating only minimal revenues, together with significant interest expense, amortization and depreciation, derivative warrant liability charges, and the significant impairment of long term assets of $9,490,051 that we recognized in 2007, as discussed above.

Net Loss

Our net loss for the year ended December 31, 2007 was $38,444,622, and our net loss applicable to common shares was $44,080,814, which resulted in a net loss per share of $0.43, compared to a net loss of $4,799,661 for the year ended December 31, 2006, which resulted in a net loss per share of $0.02. The difference between our net loss and net loss applicable to common shares relates to the $5,636,192 of deemed preferred stock dividend related to the Series A preferred stock financing.

We were in the development stage through March 31, 2007 and began to generate revenues from operations in the second quarter of 2007. Since inception, we have funded operations primarily through sales of debt and convertible debt securities. In 2007, we raised $9,922,192 through the issuance of equity and $5,569,051 through the issuance of debt. Since inception through December 31, 2007, we have generated an accumulated deficit of $43,169,895. We have had recurring losses and negative cash flows from our development and organizational activities and as of December 31, 2007, we had negative working capital of $7,020,816. As of December 31, 2007, our principal sources of liquidity are cash and cash equivalents of $4,820,189, which are available as a result of our debt and equity financings. As of December 31, 2007, we owe $3,300,000 in principal amount of indebtedness, which is due June 13, 2008, and Systeam owes $260,701 on its bank lines of credit.

Our funding needs are significant in order to repay short-term debt as it comes due and fund working capital requirements. In order to support our ongoing operations for the next 12 months, we must raise additional funds through debt or equity financings, or we must generate substantial revenue and operating cash flow. If we do not obtain additional debt or equity financing, we may not have funds sufficient to service our short-term debt obligations and our working capital requirements. There is no assurance that any financing can be obtained or, if obtained, that it will be on reasonable terms. If we are unable to raise additional funds, and are not able to generate sufficient operating cash flow, we will be required to modify our growth and development plans or could be forced to cease operations. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern because of our continuing losses from operations and operational cash outflows since inception.

Our operating cash outflows were $3,697,994 for the year ended December 31, 2007, as compared to $1,470,258 for the year ended December 31, 2006, an increase of $2,227,736. Most of the increase is attributable to the corporate Systeam cash operating expenses.

Investing cash outflows were $6,250,000 for the year ended December 31, 2006 consisting entirely of purchases of intangible assets, including $5,850,000 in intellectual property acquired from SysteamUS in conjunction with the Purchase Agreement and $400,000 in website development costs. For the year ended December 31, 2007, we invested $1,412,454 to acquire fixed assets and $2,000,000 in connection with the Datakom acquisition, which was subsequently unwound.

Financing cash inflows totaled $12,502,386 for the year ended December 31, 2007 as compared to $7,980,000 for the year ended December 31, 2006. In 2006, cash inflows consisted primarily of $8,000,000 in proceeds from the convertible long-term debt, offset by $20,000 in outflows from the repurchase of common stock. In 2007, cash inflows were derived from proceeds of short term borrowings of $5,419,051 offset by short term borrowings of $2,988,857 and $9,892,192 in net proceeds from the sale of Series A preferred stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, measurement of the valuation allowance relating to deferred tax assets and future cash flows associated with long-lived assets. We have adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission Staff Accounting Bulletin No. 104.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the composition of our products and the regulatory environment. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition

We derive our revenue from sales of software licenses, installation, customer support (including maintenance) and consulting services. We have historically been contracted to perform installation services on every software license sale and certain software license sales also include customer support agreements. Customer support agreements vary and may provide customers with rights to unspecified software updates, maintenance releases and patches released during the term of the support period, telephone support and support personnel during the term of the support period. We do not have standard pricing associated with our customer support agreements due to the varying nature of the services provided.

We recognize revenue pursuant to the requirements of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended. We have not yet established vendor specific objective evidence ("VSOE") for the fair value of the software license, installation and customer support elements. As a result, we recognize all revenue for multiple element arrangements ratably over the period of installation and customer support, typically three to 24 months.

Revenues for data retention ("DR") consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Consulting services primarily comprise integrating and customizing software previously installed to address changes in a customer's needs or information systems environment.

We entered into a sales agreement with a government agency to install video surveillance equipment in a number of discrete locations over a period of several months. The agreement allows us to invoice the customer upon completion of certain milestones outlined in the agreement. The milestones include removal of old surveillance equipment and completion of each discrete installation of new equipment. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, we recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. We recognize revenue under this agreement on the proportional performance method because (a) the arrangement provides for periodic billings as services are provided; (b) the customer receives value as the services are rendered, not just upon the completion of all deliverables under the agreement; (c) the customer need not re-perform services that it has already received if it terminates the service contract early and hires another service provider to complete the service deliverable; and, (d) the customer does not have refund rights related to services completed.  Based on these criteria and in accordance with the proportional performance contract model, we recognize revenue at the point when each milestone is completed and acceptance has been received from the customer. Revenue related to this agreement was $358,208 for the year ended December 31, 2007.  There was no such revenue in 2006.

Software Development Costs. Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been immaterial.

Foreign Currency Translation. Our Systeam and Spectia subsidiaries have operated outside the United States and the Euro is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable. Gains or losses resulting from transactions denominated in currencies other than our functional currency are included in selling, general and administrative expenses within the statements of operations.

Impairment of Long-Lived Assets.   We evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us beginning in 2008. We are currently assessing the impact of the adoption of SFAS No. 157, but do not expect that it will have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to voluntarily choose to measure many financial instruments and other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 159, but do not expect that it will have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. We are currently assessing the impact of the adoption of SFAS No. 160, but do not expect that it will have a significant impact on our financial position or results of operations.

7A. Qualitative and Quantitative Disclosures about Market Risk

Not applicable to smaller reporting companies

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Intelligentias, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intelligentias, Inc.
303 Twin Dolphin Drive, 6th Floor
Redwood City, CA 94101

We have audited the accompanying consolidated balance sheets of Intelligentias, Inc., (formerly Merchandise Creations, Inc.) (the "Company"), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligentias, Inc., (formerly Merchandise Creations, Inc.) as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception. If the Company fails to generate sufficient cash from operations it will need to raise additional equity or borrow additional funds to achieve its objectives. There is no guarantee the Company will be able to generate revenue or raise capital to support current operations. These matters raise substantial doubt about its ability to continue in existence. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
April 15, 2008

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$ 4,820,189	$ 270,527
Accounts receivable (net of allowance of $193,203 in 2007)	1,844,182	-
Prepaid expenses and other current assets	295,755	-
Interest receivable from related party	-	3,733
Due from related party - Retentia	-	1,000,000
Other receivables	2,000,000	-
Inventory	81,316	-

Total current assets	9,041,442	1,274,260

Intangible assets, net	4,036,429	6,119,761
Fixed assets, net	1,263,583	-
Deposits	112,130	-
Other assets	19,119	-

TOTAL ASSETS	$ 14,472,703	$ 7,394,021

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$ 2,822,367	$ 125,343
Accrued expenses	9,759,888	26,301
Deferred revenue	1,224,835	-
Short-term borrowings, net of discount	2,127,368	-
Derivative warrant liability	127,800	9,280,800
Convertible long-term debt, net of discount	-	51,852
Current liabilities of discontinued operations	-	19,999

Total current liabilities	16,062,258	9,504,295

Total liabilities	16,062,258	9,504,295

Minority interest	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 300,000,000 shares authorized;
100,555,468 and 77,360,000 shares issued and outstanding	10,055	7,736
Series A preferred stock, $0.0001 par value; 200,000,000 shares authorized;
12,500,000 and 0 shares issued and outstanding; liquidation preference $10,000,000	5,528,384	-
Additional paid-in capital	36,490,900	2,701,914
Accumulated other comprehensive loss	(354,348)	-
Accumulated deficit	(43,264,546)	(4,819,924)

Total stockholders' equity (deficit)	(1,589,555)	(2,110,274)

TOTAL LIABILITIES MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 14,472,703	$ 7,394,021

See accompanying notes to consolidated financial statements.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

	Year ended December 31,
	2007	2006

REVENUES	$ 2,850,139	$ -

OPERATING EXPENSES
Direct cost of revenues	2,109,057	-
Impairment of long-lived assets	9,490,051	-
Selling, general and administrative	7,949,910	599,597
Amortization and depreciation	2,864,712	130,239
Total costs and expenses	22,413,730	729,836

OPERATING (LOSS)	(19,563,591)	(729,836)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative warrant liability	(4,434,135)	(3,970,800)
Interest income (expense)	(14,516,308)	(74,420)
Total other (expenses)	(18,950,443)	(4,045,220)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(38,514,034)	(4,775,056)

Provision for income taxes	-	-
Minority interest	69,412	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(38,444,622)	(4,775,056)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(24,605)

NET INCOME (LOSS)	(38,444,622)	(4,799,661)

Deemed preferred stock dividend	(5,636,192)	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(44,080,814)	(4,799,661)

Foreign currency translation adjustments	(354,348)	-
COMPREHENSIVE INCOME (LOSS)	$ (44,435,162)	$ (4,799,661)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:
INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS	$ (0.43)	$ (0.02)
INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS	-	-
NET INCOME (LOSS) PER COMMON SHARE	$ (0.43)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	102,938,078	206,227,123

See accompanying notes to consolidated financial statements.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
							Other	Total
	Common Stock		Series A Preferred Stock		Additional	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Paid - In Capital	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2005	211,860,000	$ 21,186	-	$ -	$ 18,464	$ (20,263)	$ -	$ 19,387

Beneficial conversion feature of convertible long-term debt	-	-	-	-	2,690,000	-	-	2,690,000

Repurchase and retirement of common stock	(134,500,000)	(13,450)	-	-	(6,550)	-	-	(20,000)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(4,799,661)	-	(4,799,661)

Balance, December 31, 2006	77,360,000	7,736	-	-	2,701,914	(4,819,924)	-	(2,110,274)

Conversion of long term debt	18,181,818	1,818	-		7,998,182	-	-	8,000,000

Exercise of warrants	3,000,000	300	-		29,700	-	-	30,000

Issuance of common stock for services performed	200,000	20	-		369,980	-	-	370,000

Issuance of common stock for conversion of long-term debt	1,750,000	175	-		3,263,626	-	-	3,263,801

Issuance of warrants in connection with bridge financing	-	-	-	-	776,561	-	-	776,561

Cashless stock warrant exercise	63,650	6	-	-	(6)	-	-	-

Reclassification of derivative warrant liability	-	-	-	-	16,987,135	-	-	16,987,135

Issuance of Series A convertible preferred stock, net of issuance costs	-	-	12,500,000	9,892,192	-	-	-	9,892,192

Beneficial conversion feature related to preferred stock	-	-	-	(5,636,192)	5,636,192	-	-	-

Issuance of warrants in connection with preferred stock	-	-	-	(4,363,808)	4,363,808	-	-	-

Deemed dividend associated with preferred stock	-	-	-	5,636,192	(5,636,192)	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	(354,348)	(354,348)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(38,444,622)	-	(38,444,622)

Balance, December 31, 2007	100,555,468	$ 10,055	12,500,000	$ 5,528,384	$ 36,490,900	$ (43,264,546)	$ (354,348)	$ (1,589,555)

See accompanying notes to consolidated financial statements.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (38,444,622)	$ (4,799,661)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization and depreciation	2,864,060	130,239
Amortization of discount on notes payable	2,743,228	-
Amortization of discount on convertible debt	7,948,148	51,852
Amortization of debt issuance costs	23,347	-
Expense associated with issuance of common stock to
to induce conversion of convertible long-term debt	3,237,500	-
Non-cash asset impairments	9,491,950	-
Non-cash expense associated with issuance of common stock to consultants	370,000	-
Non-cash (gain) loss on derivative warrant liability	4,434,135	3,970,800
Non-cash foreign currency revaluation	(216,546)	-
Minority interest	(69,412)	-
Changes in assets and liabilities:
Net assets and liabilities of discontinued operations	(19,999)	28,601
Interest receivable from related party	(47,470)	(3,733)
Due from related party	-	(1,000,000)
Accounts receivable	(244,311)	-
Inventory	(79,972)	-
Prepaid expenses and other current assets	(142,164)	-
Other assets	(69,616)	-
Accounts payable	1,595,568	125,343
Deferred revenue	(218,496)	-
Accrued expenses	3,146,678	26,301

Total adjustments	34,746,628	3,329,403

Net cash (used in) operating activities	(3,697,994)	(1,470,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(1,412,454)	-
Acquisition of intangible assets	-	(6,250,000)
Minority interest investment in Spectia	70,614	-
Short-term loans to related party	(934,584)	-
Net cash acquired in Retentia acquisition	18,437	-
Cash paid in connection with Datakom acquisition	(2,000,000)	-
Net cash (used in) investing activities	(4,257,987)	(6,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	-	8,000,000
Repurchase of common stock	-	(20,000)
Proceeds from short-term borrowings	5,419,051	-
Repayment of short-term borrowings	(2,988,857)	-
Proceeds from related party short-term borrowings	150,000	-
Proceeds from issuance of preferred stock, net	9,892,192
Exercise of warrants	30,000	-

Net cash provided by financing activities	12,502,386	7,980,000

Effect of exchange rate changes on cash and cash equivalents	3,257	-

NET INCREASE	4,549,662	259,742

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	270,527	10,785

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 4,820,189	$ 270,527

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
Conversion of convertible long-term debt	$ 8,000,000	$ -
Acquisition of Systeam	$ 9,338,982	$ -

See accompanying notes to consolidated financial statements.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ACQUISITIONS

Intelligentias, Inc. (the "Company") was originally incorporated in the State of Nevada on October 1, 2004, as Merchandise Creations, Inc., and conducted a promotional and marketing business specializing in delivering, promoting and selling custom-designed merchandise for bands and artists in the music industry (the "Merchandise Distribution Business").

On December 7, 2006, the Company entered into a Limited Assets Purchase Agreement by and between the Company, SysteamUS, Inc. and Systeam Italy, SpA ("Systeam"), whereby the Company acquired certain intellectual property associated with SysteamUS' security software for $5,850,000. Concurrently with the purchase, the Company discontinued its Merchandise Distribution Business and changed its focus to providing homeland security, data retention and tracking software and services to law enforcement agencies, telecommunications companies and Internet service providers. On June 7, 2007, the Company entered into the Stock Purchase Agreement to acquire all of the issued and outstanding stock of Systeam from SysteamUS, Inc. in consideration for assuming net liabilities of approximately $9,338,982, including the assumption of approximately $2,500,000 debt due from an entity related to Systeam. During 2007, Systeam Italy began operating under the trade name Retentia, SpA.

During the first quarter of 2008, the Company determined that the cost structure of the Systeam Italy operation could not be efficiently and quickly improved, and the revenues from the subsidiary would not be sufficient to achieve profitability in the foreseeable future. Consequently, the Company has written off its investment in Systeam Italy and, by agreement dated April 13, 2008, rescinded the purchase of the subsidiary effective March 15, 2008 (unaudited). As the Company owns the intellectual property, trade and brand names, and has developed an independent, global sales organization and channel partners, the Company will service the markets formerly serviced by the Systeam Italy subsidiary.

On December 15, 2006, the Company amended its articles of incorporation to change its name from Merchandise Creations, Inc. to Intelligentias, Inc. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results and assets and liabilities related to the Merchandise Distribution Business have been reflected as discontinued operations in the accompanying consolidated financial statements. Unless otherwise noted, amounts in these notes to the consolidated financial statements excluded amounts attributable to discontinued operations.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - BACKGROUND AND ACQUISITIONS (continued)

On June 7, 2007, the Company entered into the Stock Sale Agreement to acquire all of the issued and outstanding stock of Datakom GmbH ("Datakom") for an aggregate purchase price of $27,701,548, subject to adjustment. The aggregate purchase price was comprised of: (i) cash consideration of $10.5 million, $2.0 million of which was paid immediately, and the remaining amount of $8,500,000 which was payable within eight weeks after the distribution of a private placement memorandum associated with the sale of the Company's common stock; (ii) direct transaction costs of $122,948, and (iii) issuance of 14,000,000 shares of the Company's common stock with a fair value of $17,078,600, based on the closing price of the Company's common stock on the closing date. The Stock Sale Agreement also included contingent consideration that was based on certain financial performance criteria for Datakom during calendar year 2007. During the course of business in November 2007, it became apparent that an alternative to the acquisition might be beneficial to both parties so that Datakom could remain in control of its operations and retain full ownership of its business and earnings, and the Company could grow its business without the substantial investment in the subsidiary, and the attendant management time and expense related to the control of the foreign subsidiary.

On March 26, 2008, the Company and Datakom consummated an agreement that unwound the acquisition as of December 15, 2007. Under the terms of the Termination Agreement, the Company is not required to pay the remaining $8,500,000 it owed under the acquisition agreement or any additional contingent obligations. To unwind the purchase, the parties returned the consideration each had provided the other for the purchase: Datakom returned the $2,000,000 the Company paid at the time of the closing and the 14,000,000 shares of Intelligentias Common Stock that the Company issued in connection with the acquisition, and the Company returned the ownership of Datakom. Consequently, for the financial statements for the year ended December 31, 2007, all amounts have been reversed out at the value at which they were originally recognized.

The Company recognized a loss of $122,948 on the unwinding of the Datakom acquisition which relates to the write-off of acquisition related legal and accounting costs. The Company has removed Datakom's assets and liabilities, revenue and expense balances from its records and prior filings. The 2008 quarterly reports on Form 10-Q that would include comparative 2007 figures that had included Datakom will be labeled "Restated," and all Datakom balances will be removed from these prior period financial statements.

On February 28 2008, the Company entered into a Business Cooperation Agreement (the "Business Cooperation Agreement") with Datakom for the purpose of cooperatively marketing and selling the parties' respective computer software products and services. Pursuant to the Business Cooperation Agreement, the parties have agreed to (i) jointly market and sell, on a case by case, non-exclusive basis, their products to mutually identified customers; (ii) appoint the Company as the exclusive representative to market Datakom's G-TEN line of products in Italy

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - BACKGROUND AND ACQUISITIONS (continued)

and ten Latin American countries including Argentina, Brazil, Chile and Mexico and (iii) order computer software products and services from the other party for resale to end-users on a non-exclusive world-wide basis. As compensation for such arrangements, Intelligentias has agreed to pay Datakom $2.15 million pursuant to the terms of the Business Cooperation Agreement. Unless earlier terminated according to its terms, the Business Cooperation Agreement is effective for eighteen months from February 28, 2008 (the "Term"), subject to an automatic six month renewal at the expiration of the Term unless either party notifies the other in writing at least thirty days prior to the end of the Term of its election to allow the Term to expire unrenewed.

In 2007 Spectia, SRL was formed, and the Company acquired a 51% ownership interest. Spectia's operations were developmental until October 2007, when Spectia received a contract to provide its video surveillance hardware and software to the Municipality of Naples. Spectia provides a total video surveillance solution to customers, including hardware (which is installed by third parties), data retention software and related maintenance. The Company records a charge to income for the amount that losses attributed to the minority shareholder's 49% interest exceed the minority shareholders investment in Spectia. During the year ended December 31, 2007, such losses totaled $94,651.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from continuing operations and operational cash outflows since inception.

The Company's ability to service its debt and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities, which is subject to, among other things, its future operating performance, as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. If the Company fails to generate sufficient cash from operations, it will need to raise additional equity or borrow additional funds to achieve its objectives. There can be no assurance that the Company will generate sufficient revenues or that equity or borrowings will be available or, if available, will be at rates or on terms acceptable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - SYSTEAM ACQUISITION

The Systeam acquisition was accounted for pursuant to the Financial Accounting Standard No. 141, Business Combinations ("FAS 141"), which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, FAS 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

The Systeam purchase price allocation is as follows:

Assets acquired	(1,820,839)
Liabilities assumed	11,159,821
Intangible assets	$ 9,338,982

Management has determined that the intangible assets of Systeam are impaired and is writing them off as of December 31, 2007. Management believes that it is prudent to discontinue its ownership of Systeam, as the operating cost structure, the capital required to maintain statutory compliance in Italy, and the weak performance of the company suggest that capital and management resources would be better applied to the Company operations. (See "Subsequent Events.")

The operating results of Systeam have been included in the accompanying consolidated statements of operations and comprehensive loss subsequent to the date of the purchase. The following reflects pro forma combined results of the Company and Systeam as if the acquisition had occurred as of the earliest period presented. In management's opinion, this pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined entities.

	(Unaudited) Years Ended December 31,
	2007	2006
Revenues	$3,543,271	$1,543,569
Loss before discontinued operations	(40,090,464)	(11,887,617)
Net loss	(40,090,464)	(11,912,222)

Basic and diluted loss per share - continuing operations	(0.44)	(0.06)

Basic and diluted loss per share	(0.44)	(0.06)

Weighted average common shares outstanding - basic and diluted	102,938,078	206,227,123

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America..

Reclassifications

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

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. At December 31, 2007 and 2006, the Company's cash balances at banks exceeded the FDIC limit by $4,720,189 and $170,527, respectively.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventories

Inventories are stated at the lower of cost or market and relate to equipment that is packaged with our DRS software for certain customer installations. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to projected end user demand.

Customer Concentrations

Approximately 92% of the Company's revenues for the twelve months ended December 31, 2007 related to five customers. Approximately 99% of the Company's accounts receivable at December 31, 2007 related to four customers with one customer comprising 59% of accounts receivable.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the shorter of the contractual lives or estimated useful lives of the assets ranging from three to five years. The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests. At December 31, 2007, approximately $1.2 million of fixed assets, comprised of data storage systems for providing hosted services, are idle.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets consist of values assigned to intellectual property and Internet website development costs.  Both the intellectual property and Internet website development costs are being amortized on a straight-line basis over their estimated economic useful lives of three years and are stated at cost less accumulated amortization. The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Revenue Recognition

The Company derives its revenue from sales of software licenses, installation, customer support (including maintenance) and consulting services. The Company has historically been contracted to perform installation services on every software license sale, and certain software license sales also include customer support agreements. Customer support agreements vary and may provide customers with rights to unspecified software updates, maintenance releases and patches released during the term of the support period, telephone support, and support personnel during the term of the support period. The Company does not have standard pricing associated with its customer support agreements due to the varying nature of the services provided.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

The Company recognizes revenue pursuant to the requirements of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition", as amended. The Company has not yet established vendor specific objective evidence ("VSOE") for the fair value of the software license, installation and customer support elements. As a result, the Company recognizes all revenue for multiple element arrangements ratably over the period of installation and customer support, typically three to twenty-four months.

Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Consulting services primarily comprise integrating and customizing software previously installed to address changes in a customer's needs or information systems environment.

The Company entered into a sales agreement with a government agency to install video surveillance equipment in a number of discrete locations over a period of several months. The agreement allows the Company to invoice the customer upon completion of certain milestones outlined in the agreement. The milestones include removal of old surveillance equipment and completion of each discrete installation of new equipment. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenue under this agreement on the proportional performance method because (a) the arrangement provides for periodic billings as services are provided; (b) the customer receives value as the services are rendered, not just upon the completion of all deliverables under the agreement; (c) the customer need not re-perform services that it has already received if it terminates the service contract early and hires another service provider to complete the service deliverable; and, (d) the customer does not have refund rights related to services completed.  Based on these criteria and in accordance with the proportional performance contract model, the Company recognizes revenue at the point when each milestone is completed and acceptance has been received from the customer. Revenue related to this agreement was $358,208 for the year ended December 31, 2007.  There was no such revenue in 2006.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs

Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed ("SFAS 86"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been immaterial to date.

Foreign Currency Translation

The Company's Systeam and Spectia subsidiaries operate outside the United States and their local currencies are their functional currencies. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable. Gains or losses resulting from transactions denominated in currencies other than the Company's functional currency are included in selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss.

Derivatives

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives (continued)

The Company has entered into financing arrangements to fund its business capital requirements, including convertible debt and short-term debt which include detachable warrants that are indexed to the Company's common stock. These contracts require careful evaluation to determine whether derivative features embedded in host agreements require bifurcation and fair value measurement or whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to earnings until such time as the instruments are permitted classification in stockholders' equity. The Company uses the Black−Scholes option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to estimate the fair value of these instruments.

Income Taxes

The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Comprehensive Loss

The Company reports components of comprehensive income (loss) under the requirements of SFAS 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes rules for the reporting of comprehensive income or loss and its components that require certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's other comprehensive income consist of foreign currency translation adjustments and of unrealized gains and losses from marketable securities available for sale.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments" ("SFAS 123R"), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has recently issued the following accounting standards, which are effective beginning January 1, 2008. The adoption of the accounting standards listed below will not have a material impact on the Company's financial position or results of operations.

  Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements" (SFAS No. 157), defines fair value, establishes a framework for measuring fair value and applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements. SFAS No. 157 also establishes a multi-level hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. In addition, SFAS No. 157 expands disclosure requirements regarding the methods and inputs used to measure fair value and the effects on earnings.

  SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of the FASB Statements No. 87, 88, 106, and 132(R)" (SFAS No. 158) requires the measurement date for the benefit obligation and plan assets to be the Company's fiscal year end for years ending after December 15, 2008.

  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" (SFAS No. 159), provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 allows entities to irrevocably elect, on a contract by contract basis, fair market value as the initial and subsequent measurement for certain financial assets and financial liabilities.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.

  Emerging Issues Task Force Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share- Based Payment Awards" (EITF 06-11), clarifies when income tax benefits for dividends paid on employee share-based payment awards should be recognized in equity or the income statement.

In addition to the above, the FASB has recently issued the following accounting standards, which are effective beginning January 1, 2009. The Company is currently evaluating the impact of these accounting standards.

  SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)), requires the acquiring entity in a business combination to (1) recognize all assets acquired and liabilities assumed generally at their acquisition-date fair values; (2) record those assets and liabilities at their full fair value amounts even if there is noncontrolling (minority) interest; (3) include noncontrolling interest earnings through net income; (4) expense acquisition-related transaction costs; and (5) disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for the Company for any acquisitions occurring in 2009 and years thereafter.

  SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS No. 160), which is to be retrospectively applied, requires entities to include noncontrolling (minority) interests in partially owned consolidated subsidiaries within shareholders' equity in the consolidated financial statements. SFAS No. 160 also requires the consolidating entity to include the earnings of the consolidated subsidiary attributable to the noncontrolling interest holder in its income statement with an offsetting charge (credit) to the non- controlling interest in shareholders' equity.

  EITF No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1), which is to be retrospectively applied, defines collaborative arrangements as those that do not involve a separate legal entity and in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

  EITF 07-1 also clarifies that the equity method of accounting should not be applied and requires the disclosure of the Company's accounting policies regarding income statement characterization, the amounts and income statement classification of the arrangements and information about the nature and purpose of the arrangements.

NOTE 5 - BALANCE SHEET INFORMATION

Balance sheet information at December 31, 2007 is as follows:

Intangible Assets
Intellectual property	$5,850,000
Website	400,000
Less: Accumulated amortization	(2,213,571)
Intangible assets, net	$ 4,036,429

Accrued Liabilities
Withholding taxes payable	$ 2,363,810
Accrued interest payable	382,258
Termination indemnity	698,782
Tax penalties & interest	1,155,160
Social security taxes payable	2,715,821
Income taxes payable	644,592
Accrued wages & benefits	1,088,024
Other taxes payable	170,272
Value added tax (VAT)	215,945
Other	325,224
$9,759,888

Fixed Assets are comprised of data storage systems for providing hosted services utilizing the Company's software.

Included in accrued liabilities at December 31, 2007 are tax penalties and interest associated with the Company's Systeam subsidiary in Italy related to certain employee withholding taxes, social security taxes, income taxes and value-added taxes that are past due.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - BALANCE SHEET INFORMATION (continued)

The termination indemnity associated with the Systeam subsidiary of $698,782 at December 31, 2007 relates to amounts withheld from employees that are payable to employees if they are terminated by the Company. Such amounts do not accrue interest and are based solely on the amounts withheld by the Company.

Accrued liabilities include a total of $9,195,406 related to the Systeam subsidiary.

Other accrued liabilities at December 31, 2007 include a reserve of $150,000 for potential liabilities related to a dispute with Regal Securities regarding their claim for compensation for the Kingdon financing pursuant to the Placement Agency Agreement between Regal Securities and the Company. The parties will enter into binding arbitration to resolve the dispute.

NOTE 6 - SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS

Vision Opportunity Master Fund Financing Transactions

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the "Convertible Note") with Vision Opportunity Master Fund Ltd. ("Vision"), the Company's largest shareholder as of December 31, 2007. On March 16, 2007, the Company issued Vision 1,750,000 shares of common stock as an inducement to convert the entire Convertible Note into common stock. The Convertible Note was fully converted by Vision on March 19, 2007 into 18,181,818 shares of common stock. The Company recognized $3,263,801 in interest expense related to the fair value of the common stock issued to Vision to induce conversion. The Company also recognized the unamortized debt discount on the Convertible Note of $7,948,148 as interest expense in the accompanying consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2007.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS

Vision Opportunity Master Fund Financing Transactions (continued)

In connection with the issuance of the Convertible Note, the Company issued Vision warrants to purchase up to 9,000,000 shares of the Company's common stock with an exercise price of $0.01 per share (the "December 2006 Warrants"). The aggregate fair value of the December 2006 Warrants equals $5,310,000 based on the Black-Scholes option pricing model using the following assumptions: 5% risk-free rate, 100% volatility and expected life of the warrants of 30 months. On the date of issuance and as of December 31, 2006 until the agreement was amended on August 15, 2007, the December 2006 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, the fair value of the December 2006 Warrants was initially recorded as a discount on the Convertible Note with an offset to Derivative Warrant Liability. The Company adjusted the value of the December 2006 Warrants to fair value through a charge to earnings at the end of each reporting period and at August 15, 2007, the date the instruments met the requisite conditions for classification in stockholders' equity.

On June 13, 2007, the Company issued to Vision a $3,000,000 Senior Secured Promissory Note (the "Note") due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the next debt or equity financing. The Note bears interest at 12% per annum plus an additional $300,000 when repaid. The Note is secured by the Company's accounts receivable and other personal and fixed assets and may be prepaid at any time.

In connection with the issuance of the Note, the Company issued Vision warrants to purchase up to 5,500,000 shares of the Company's common stock with an exercise price of $2.05 per share expiring in June 2014 (the "June 2007 Warrants"). The aggregate fair value of the warrants equals $3,861,000 based on the Black-Scholes option pricing model using the following assumptions: 5% risk-free rate, 100% volatility and expected life of the warrants of 3.5 years. The June 2007 Warrants also contain "full-ratchet" anti-dilution protection to Vision during the warrant term, but excludes certain events such as issuances of stock in connection with mergers and acquisitions, strategic license agreements, stock option plans and a subsequent financing transaction. On the date of issuance until the agreement was amended on August 15, 2007, the June 2007 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, that fair value of the June 2007 Warrants was initially recorded as a discount on the Note of $3,000,000 with the excess of the fair value of the warrants over the proceeds from the Note of $861,000 recorded as a loss on Derivative Warrant Liabilities in the June 30, 2007 consolidated statement of operations and comprehensive loss. The Company also incurred

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS (continued)

Vision Opportunity Master Fund Financing Transactions (continued)

$42,466 in debt issuance costs that have been included in other assets in the June 30, 2007 consolidated balance sheet.

Warrant-related discount and the debt issuance costs are being amortized over a period of 12 months. As of December 31, 2007, a total of $ 2,766,573 has been amortized and recorded as interest expense. On August 15, 2007, the Company and Vision amended the agreements related to the December 2006 Warrants and the June 2007 Warrants (collectively, the "Warrants") to remove the cash settlement provision that could be triggered by a change in control.

Accordingly, as of the date of the amendment, the Warrants met the requisite conditions for equity classification and were reclassified from liabilities to stockholders' equity and no further value adjustments will be made.

On September 18, 2007, the Company amended its Note with Vision to issue an additional $300,000 senior secured promissory note to Vision (the "September 2007 Note") due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the next debt or equity financing. The September 2007 Note bears interest at 12% per annum plus an additional $30,000 when repaid, is secured by the Company's accounts receivable and other personal and fixed assets and may be prepaid at any time. As additional consideration, the Company issued an immediately exercisable warrant to Vision to purchase 238,095 shares of the Company's common stock, with an exercise price of $1.26 per share, expiring in September 2014. The Company allocated the $300,000 proceeds to the debt and related warrants based on their relative fair values. The allocated value of these warrants was $119,413 based on the Black-Scholes option pricing model using the following assumptions: 4.06% risk-free rate, 100% volatility and expected life of the warrants of 3.5 years. The relative fair value of the warrants has been recorded as a discount on the note with an offset to additional paid-in capital in the accompanying consolidated balance sheet. Other than the stated terms above, the September 2007 Note is subject to the same provisions as the original Note. The warrants cannot be settled for cash and qualify for equity classification.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS (continued)

Bridge Financing

During January through August 2007, the Company raised $1,770,000 (including $245,000 from related parties) from a small group of accredited investors pursuant to 10% unsecured bridge promissory notes (the "Bridge Notes"). The principal and accrued interest under the Bridge Notes were due and payable upon the earlier of one year after issuance or upon receipt of proceeds from the Company's next debt or equity financing, but only at such time after a minimum of $4,000,000 in gross proceeds had been received by us, and then at a rate of $0.50 for every $1.00 raised above such level. The notes could be prepaid at any time without penalty. In connection with the issuance of certain of the Bridge Notes, the Company also issued warrants to purchase 2,212,500 shares of its common stock, with an exercise price of $0.80 per share, exercisable for a period of five years. The Bridge Notes could not be settled for cash and were not subject to mandatory registration and qualified for equity classification. The Company allocated the proceeds of the Bridge Notes to the debt and related warrants based on their relative fair values. The aggregate allocated value of the warrants was $657,148 based on the Black-Scholes option pricing model with the following assumptions: Volatility - 100%; Expected life (years) - 2.5 years; Risk-free rate of return - 5%.

On September 25, 2007, the Company raised $400,000 from a small group of accredited investors pursuant to 10% bridge promissory notes ("September Bridge Notes"). The principal and accrued interest under the notes are due and payable upon the earlier of six months after issuance or from the net proceeds of a $20,000,000 private placement of common stock and warrants after a minimum of $4,000,000 in gross proceeds have been received by the Company, and then at a rate of $.50 for every $1.00 raised above such level. The notes may be prepaid at any time without penalty. The Company agreed to pay an additional fee of 10% upon repayment of the notes or at maturity. The notes are secured by 1,000,000 shares of common stock placed in escrow by the Lusk Family Trust, a significant shareholder of the Company. As part of the financing, the Company issued warrants to purchase 500,000 shares of the Company's common stock with an exercise price of $0.80 per share, for a period of five years. The aggregate fair value of the warrants equals $404,600 based on the Black-Scholes option pricing model using the following assumptions: Volatility - 100%; Expected life (years) - 2.5 years; Risk-free rate of return - 4.06%. The warrants related to the September Bridge Notes contain certain registration right provisions on a "best efforts" basis. As the provisions do not specify that the warrants can be settled in unregistered shares, the warrants do not qualify for equity classification. The fair value of the warrants was recorded as a discount on the note of $400,000 with the excess of the fair value of the warrants over the proceeds from the notes of $4,600 recorded as a loss on

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS (continued)

Bridge Financing (continued)

Derivative Warrant Liabilities in the accompanying consolidated statement of operations and comprehensive loss.

In May 2007, 125,000 Bridge Loan warrants were exercised in a cashless exercise resulting in the issuance of 63,650 shares of common stock.

As of November 5, 2007, the Company paid in full the Bridge Notes totaling $1,770,000 and September Bridge Notes totaling $400,000.

Short-term borrowings and short-term borrowings, related parties, consisted of the following at December 31, 2007 :

8.50% fixed-rate credit facility, collateralized by certain accounts receivable	$40,898
8.00% fixed-rate debt, collateralized by certain accounts receivable	74,965
8.30% fixed-rate credit facility, collateralized by certain accounts receivable	144,838
12% debt, $3,300,000 net of discount of $1,433,333; collateralized by accounts
receivable and other personal and fixed assets	1,866,667
$2,127,368

The 8.50%, 8.00% and 8.30% credit facilities are collateralized by a security interest in certain accounts receivables of the Company. Borrowings are based on a percentage of eligible accounts receivable and mature on the due date of the underlying accounts receivable, all within 12 months of the respective balance sheet dates.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS' EQUITY AND STOCK OPTIONS

On March 16, 2007, the Company issued 200,000 shares of common stock to two consultants for services performed during the three months ended March 31, 2007. The Company valued these grants at $370,000 based on the fair market value of the Company's common stock on the date of issuance and recognized the amount as selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

On April 14, 2007, the Company issued 2,000,000 stock options with an exercise price of $1.60 to an employee. The fair value of this stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Volatility - 100%; Expected life - 5 years; Risk-free rate of return - 5%. On August 24, 2007, the employee resigned from the Company and forfeited the options. As a result of this forfeiture, there was a change in estimate during the third quarter, of the forfeiture rate, resulting in a negative stock- based compensation expense of $435,103 that was a reversal of expenses recognized related to these options in the three months ended June 30, 2007. As of December 31, 2007, there were no stock options outstanding.

On October 19, 2007, the Company completed a private placement of equity securities to three affiliated funds managed by Kingdon Capital Management, LLC (the "Investors"), pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company sold an aggregate of 12,500,000 shares of series A preferred stock ("Preferred Stock") and received gross proceeds of $10,000,000. The Preferred Stock is initially convertible into an equal number of shares of the Company's common stock (the "Common Stock").

As part of the transaction, the Company issued to the Investors warrants to purchase an aggregate of up to 6,250,000 shares of Common Stock at an exercise price of $1.25 per share (the "Market Warrants") and warrants to purchase an aggregate of up to 5,000,000 shares of Common Stock at an exercise price of $1.80 per share (the "Premium Warrants" and, together with the Market Warrants, the "Warrants"). The Warrants are exercisable for five years, contain customary change of control buy-out provisions, cashless exercise provisions and are not redeemable. The Preferred Stock and Warrants also contain full ratchet anti-dilution provisions for the first 18 months after issuance and weighted average protection thereafter for issuances of capital stock below the respective conversion or exercise prices, except in specified cases.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has no non-cancelable operating leases.

Indemnification Agreement

Effective August 16, 2007, the Company entered into an Indemnification Agreement with its Chief Financial Officer ("CFO"), which contains provisions that may require the Company to, among other things: indemnify the CFO against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and the Company's bylaws and certificate of incorporation and advance the CFO expenses incurred as a result of any proceeding against him as to which he could be indemnified.

NOTE 9 - INCOME TAXES

The Company did not recognize an income tax benefit for the losses incurred to date since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount. The Company's net operating loss carryforwards, excluding Systeam which will not be available to offset future taxable income after the acquisition is rescinded in 2008, was approximately $21.3 million at December 31, 2007.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. To the extent necessary, the Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2007, the Company has not identified any potential tax audit issues and does not have any related reserves.

The Company has not filed tax returns for 2006. Returns are currently in preparation and will be filed upon completion.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - RELATED PARTY TRANSACTIONS

As described in Note 1, "Background and Acquisitions," on December 7, 2006, certain transactions were effected pursuant to an agreement among the Company, SysteamUS, Inc. and Systeam Italy, SpA ("Systeam"). In December 2006, the Company loaned a total of $1,000,000 to Systeam (the "Systeam Loans"). In the first, second third and fourth quarters of 2007, the Company loaned another $385,000, $550,000, $366,765 and $1,563,534, respectively, in Systeam Loans. In December 2007, we applied $3,085,621 of the debt payable by Systeam to pay the 2,095,000 Euro obligation due to Systeam Italy by us for the purchase of Systeam Italy. The remaining $779,678 of debt due to us by Systeam Italy was eliminated in consolidation as of December 31, 2007.

In the first and second quarter of 2007, the Company obtained debt financing from various related parties totaling $245,000 which carried interest at 10% per annum. These loans and $14,730 interest were paid in October 2007 and no related party debt remains at December 31, 2007.

In December 2007, the Company entered into a consulting contract with Richard Lusk for Global Business Development services. The contract includes a signing bonus of $240,000, monthly fees of $20,000 for 12 months and undetermined performance bonus upon the discretion of the board of directors.

NOTE 11 - SEGMENT INFORMATION

Upon completion of the Systeam acquisition in June 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company has concluded it has one reportable segment for the year ended December 31, 2007: Data Retention. The Data Retention segment is comprised of data retention-related revenues including sales of software licenses, installation, maintenance, customer support and consulting services.

INTELLIGENTIAS, INC.
(formerly Merchandise Creations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - SUBSEQUENT EVENTS

In June 2007, we acquired Datakom GmbH. On March 26, 2008, the parties to the purchase agreement consummated a Termination and Release Agreement dated February 28, 2008 (the "Termination and Release") to terminate the Stock Sale Agreement, dated as of June 7, 2007 and amended on November 13, 2007 (the "Stock Sale Agreement"), between the same parties, as of December 15, 2007. Pursuant to the terms of the Termination and Release, the parties have agreed to release one another from any and all claims by and between the parties which have arisen or may have arisen under the Stock Sale Agreement. As a consequence, Datakom is excluded from our consolidated financial reports for the year ended December 31, 2007.

On March 26, 2008, the Company entered into a Business Cooperation Agreement (the "Business Cooperation Agreement") with Datakom for the purpose of cooperatively marketing and selling their respective computer software products and services. Pursuant to the Business Cooperation Agreement, the parties have agreed to (i) jointly market and sell, on a case by case, non-exclusive basis, their products to mutually identified customers; (ii) appoint the Company as the exclusive representative to market Datakom's G-TEN line of products in Italy, and 10 countries in Latin America including, Argentina, Brazil, Chile, and Mexico and (iii) order computer software products and services from the other party for resale to end-users on a non-exclusive world-wide basis. As compensation for such arrangements, Intelligentias has agreed to pay Datakom $2.15 million pursuant to the terms of the Business Cooperation Agreement. Unless earlier terminated according to its terms, the Business Cooperation Agreement is effective for eighteen months from February 28, 2008 (the "Term"), subject to an automatic six month renewal at the expiration of the Term unless either party notifies the other in writing at least thirty days prior to the end of the Term of its election to allow the Term to expire unrenewed.

In December 2006, the Company acquired the DRS software intellectual property ("IP") from SysteamUS. In April 2007 we entered into a stock purchase agreement to acquire Systeam Italy, SpA ("Systeam") from SysteamUS, which became effective in June 2007. The Company expected that substantial revenues would be forthcoming in the near term, and that the cost structure of Systeam could be quickly improved so as to enable a reasonable rate of return ("ROI") and rapid market entry. During the first quarter of 2008, the Company determined that the Systeam acquisition was not yielding the revenues management had expected, and its cost structure could not be improved as had been anticipated. It appeared that Systeam would continue to require substantial capital infusion to meet its obligations. Consequently, by agreement dated April 13, 2008, the Company and SysteamUS agreed to rescind the acquisition of Systeam, effective March 15, 2008 (unaudited). The Company is exploring alternative means to handle all sales, operations and research and development activities for those markets and customers previously managed by Systeam.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Security Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission ("SEC") rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2007. Based on this evaluation and due to the material weakness in our internal control over financial reporting as described below in "Management's Report on Internal Control over Financial Reporting," our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of December 31, 2007.

Notwithstanding the material weakness described below, management believes the consolidated financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K (Internal Control Report). Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment of internal controls over financial reporting, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The evaluation was based on the following material weakness that was identified:

We do not have adequate staffing and supervision, and this inadequacy could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of our company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In light of this situation, management augmented our finance and accounting staff by retaining experienced independent consultants to enhance our financial accounting and reporting capabilities. We continue to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Lusk Business Development Agreement

Effective December 1, 2007, we entered into the Richard Lusk Consulting Services Agreement with Richard Lusk (the "Consulting Agreement"). The Lusk Family Trust owns 30,950,000 shares of our common stock, which represents approximately 31% of the outstanding stock as of December 31, 2007. Mr. Lusk is the trustee of the Lusk Family Trust.

Under the terms of the Consulting Agreement, Mr. Lusk provides consulting services relating to business development, marketing and sales and financing at the request of our chief executive officer. He was paid a signing bonus of $240,000 and receives a monthly consulting fee of $20,000, plus reimbursement of his out-of-pocket expenses for travel, meals and entertainment and communications incurred in connection with his duties under the Consulting Agreement. In addition, he is eligible to receive performance bonuses if and to the extent granted by our Board of Directors.

The Consulting Agreement operates on a month-to-month basis, subject to termination at any time upon mutual consent. In addition, we have the right to terminate the Consulting Agreement at any time upon 30 days' notice to Mr. Lusk. Finally, either party has the right to terminate the Consulting Agreement for cause upon 30 days' notice, during which time the defaulting party may cure the default.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors is incorporated by reference to the information in the section entitled "Election of Directors" in the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we expect to file no later than April 29, 2008 (the "Proxy Statement"). The information required by this Item with respect to our executive officers is incorporated by reference from Part I, Item 1, above, under the heading "Executive Officers." The information regarding our corporate governance is incorporated by reference to the section entitled "Corporate Governance" in the Proxy Statement. Because we do not have a class of equity securities registered under Section 12 of the Exchange Act, our insiders are not subject to Section 16 and therefore, none of our officers, directors or 10% or greater stockholders have delinquent reports regarding their ownership of our securities.

The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the "Code of Ethics"), which applies to the Company's Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions. The Code of Ethics is available on our website at www.intelligentias.com, on the "Company" page. We will also provide a copy of the Code of Ethics upon request made by e-mail to tomspanier@intelligentias.com or in writing to Intelligentias, Inc., Attention: Investor Relations, 303 Twin Dolphin Drive, 6th Floor, Redwood City, CA 94065. The Company will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions and relate to certain elements of the Code of Ethics, including the name of the officer to whom the waiver was granted, on our website at www.intelligentias.com, on the Company page.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information in the section entitled "Executive Compensation and Other Matters" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Board of Directors Meetings and Committees" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information in the section entitled "Ratification of Appointment of Independent Auditors" in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Intelligentias, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

2.1	Limited Assets Purchase Agreement, dated as of December 9, 2006 among SysteamUS, Inc., Systeam SpA and Merchandise Creations, Inc.	8-K	333-124460	2	12/14/2006
3.1	Articles of Incorporation of Merchandise Creations, Inc. PDF provided as courtesy					X
3.2	Certificate of Amendment of Articles of Incorporation of Merchandise Creations, Inc. PDF provided as courtesy					X
3.3	Certificate of Amendment of Articles of Incorporation of Merchandise Creations, Inc. PDF provided as courtesy					X

3.4	Certificate of Designations, Preferences and Rights of the Series A Preferred Stock of Intelligentias, Inc. PDF provided as courtesy					X
3.5	Restated By-laws of the Registrant PDF provided as courtesy					X
4.1	Specimen Certificate for Registrant's Common Stock PDF provided as courtesy					X
10.1	Note and Warrant Purchase Agreement, dated as of December 7, 2006, by and between Merchandise Creations, Inc. and Vision Opportunity Master Fund, Ltd.	8-K/A	333-124460	10.1	12/19/2006
10.2	Letter Agreement, dated as of December 18, 2006, by and between Merchandise Creations, Inc. and Vision Opportunity Master Fund, Ltd.	8-K/A	333-124460	10.2	12/19/2006
10.3	Form of Secured Convertible Promissory Note, dated as of December 7, 2006 payable to Vision Opportunity Master Fund, Ltd.	8-K/A	333-124460	10.3	12/19/2006
10.4	Registration Rights Agreement, dated as of December 7, 2006 by and between Merchandise Creations, Inc. and Vision Opportunity Master Fund, Ltd.	8-K/A	333-124460	10.4	12/19/2006
10.5	Form of Series A Warrant, dated December 7, 2006 to Vision Opportunity Master Fund, Ltd.	8-K/A	333-124460	10.6	12/19/2006
10.6	Note Conversion Letter Agreement, dated March 17, 2007 between the Registrant and Vision Opportunity Master Fund, Ltd.	8-K	333-124460	99.1	03/22/2007
10.7	Note and Warrant Purchase Agreement, dated as of June 13, 2007 by and among the Registrant and the purchasers listed on Exhibit A thereto.	8-K	333-124460	10.1	06/14/2007
10.8	Senior Secured Promissory Note due June 13, 2008 to Vision Opportunity Master Fund, Ltd.	8-K	333-124460	10.2	6/14/2007
10.9	Warrant to Purchase Common Stock issued to Vision Opportunity Master Fund, Ltd.	8-K	333-1244460	10.3	6/14/2007
10.10	Security Agreement, dated as of June 13, 2007 by and between the Registrant and Vision Opportunity Master Fund, Ltd.	8-K	333-124460	10.4	6/14/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.11	Securities Purchase Agreement, dated as of October 19, 2007, by and among the Registrant and the purchasers listed on Exhibit A thereto	8-K	333-124460	10.1	10/23/2007
10.12	Form of "Market" Warrant to Purchase Common Stock, issued October 19, 2007	8-K	333-124460	4.1	10/23/2007
10.13	Form of "Premium" Warrant to Purchase Common Stock, issued October 19, 2007	8-K	333-124460	4.2	10/23/2007
10.14	Termination and Release, dated as of February 28, 2008 (effective December 15, 2007), by and among VMH GmbH, Lydia Krowka, Datakom Gesellschaft fuer Datenkommunikation mbH and the Registrant	8-K	333-124460	10.1	3/28/2008
10.15	Business Cooperation Agreement, dated as of February 28, 2008 by and between Datakom Gesellschaft fuer Datenkommunikation mbH and the Registrant	8-K	333-124460	10.2	3/28/2008
10.16	Consultancy Agreement between Sigma Limited SA and Merchandise Creations, Inc. dated December 12, 2006 PDF provided as courtesy					X
10.17	Richard Lusk Consulting Services Agreement between Richard Lusk and the Registrant, effective December 1, 2007 PDF provided as courtesy					X
21.1	Subsidiaries of the Registrant PDF provided as courtesy					X
24.1	Power of Attorney (see signature page)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer PDF provided as courtesy					X
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer PDF provided as courtesy					X
32.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002      PDF provided as courtesy

						X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008

INTELLIGENTIAS, INC.

By: /s/ Ian W. Rice

Ian W. Rice
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ian W. Rice, Luigi Caramico and Thomas A. Spanier, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian W. Rice Ian W. Rice	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2008

/s/ Thomas A. Spanier Thomas A. Spanier	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 15, 2008

/s/ Luigi Caramico Luigi Caramico	Director	April 15, 2008

Damilo Cacciamatta	Director	April 15, 2008

/s/ Mario Mené Mario Mené	Director	April 15, 2008

Royston Hoggarth	Director	April 15, 2008