Form 10-K/A
period 2007-12-31
INTELLIGENTIAS, INC.
filed 2008-04-29
CIK 1322387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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

     PDF provided as courtesy

INTELLIGENTIAS, INC.
FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
(Amendment No. 1)

- i -

INTELLIGENTIAS, INC.
EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 (this "Amendment No. 1") to amend our Form 10-K for the same period initially filed with the Securities and Exchange Commission (the "SEC") on April 15, 2008 (the "Initially Filed Form 10-K"). This Amendment No. 1 amends and restates the following items of the Initially Filed Form 10-K: (i) Part III, Item 10 - Directors, Executive Officers and Corporate Governance, (ii) Part III, Item 11 - Executive Compensation, (iii) Part III, Item 12  - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, (iv) Part III, Item 13  - Certain Relationships and Related Transactions, and Director Independence, and (v) Part III, Item 14  - Principal Accountant Fees and Services. The disclosures set forth in those items in the Initially Filed Form 10-K that are amended by this Amendment No. 1 include, without limitation, responses to the items required by Part III, which were originally expected to be incorporated by reference to our definitive Proxy Statement to be delivered to our stockholders in connection with our 2008 Annual Meeting of Stockholders. Because the definitive Proxy Statement for our annual stockholders meeting will not be filed with the SEC within 120 days after our fiscal year end, such information may not be incorporated by reference and is instead included in this Amendment No. 1. In addition, we are filing herewith certain currently dated certifications pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the "Securities Exchange Act"). No other information contained in the Initially Filed Form 10-K is being amended hereby and such information is not reproduced in this Amendment No. 1. All information in the Initially Filed Form 10-K, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-K and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.1, 31.2 and 32.1.

All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the filing of the Initially Filed Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The business and affairs of our company are managed under the direction of the Board of Directors, as provided by Nevada law and our By-laws. The Board of Directors establishes corporate policies and strategies and supervises the implementation and execution of those policies and strategies by our officers and employees. The directors are kept informed of our company operations at meetings of the Board, through reports and analyses prepared by, and discussions with, company management.

Our Articles of Incorporation provide that the number of members of the Board of Directors may be set by amendment to the By-laws. The Bylaws currently set the Board of Directors at seven members, and that number may be changed only by an amendment to the By-laws approved by the stockholders.

Each director is elected for a one-year term at each annual meeting of the stockholders. Directors serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until his death or retirement or until he resigns or is removed.

There are no family relationships between any of our executive officers and directors, and there are no arrangements or understandings between a director and any other person that such person will be elected as a director.

The following table presents the names, ages and positions of each of our directors and executive officers as of April 15, 2008, with additional information regarding their recent business experience following immediately below the table:

Name	Age	Current Position

Ian W. Rice	67	Chief Executive Officer and Chairman of the Board
Luigi Caramico	42	President and Director
Mario Mené	42	Chief Technical Officer and Director
Royston Hoggarth	45	Director
Danilo Cacciamatta	62	Director
Thomas A. Spanier	62	Chief Financial Officer, Treasurer and Secretary

Ian W. Rice - Chairman of the Board of Directors and Chief Executive Officer

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

Luigi Caramico - President and Director

Mr. Caramico has been our President since December 2006, a member of the Board of Directors since March 2007. In 1989, he co-founded the predecessor of Retentia, Inc., Systeam Italy SpA. Mr. Caramico is responsible for corporate strategy, focusing primarily on business development. From September 2003 to December 2006, he was the President and Chief Executive Officer of SysteamUS, Inc., the holding company of Systeam Italy SpA. From 1998 to September 2003, he was Chief Technical Officer and a board member of privately-held Systeam Italy SpA.

Mario Mené - Chief Technical Officer and Director

Mr. Mené has been our Chief Technical Officer since December 2006, a member of our Board of Directors since March 2007 and was the Chief Technical Officer of Systeam Italy SpA, the predecessor of Retentia, Inc., our wholly-owned subsidiary, beginning in 1992. He is responsible for our technical vision and for the design and implementation of all of our products.

Royston Hoggarth - Director

Royston Hoggarth has been a member of our Board of Directors since April 2007. Mr. Hoggarth provides our company with a wealth of experience from senior management positions in a number of telecommunications, wireless and technology services companies. From April 2003 to March 2005, he served as Chief Executive Officer, UK, EMEA, US for Cable & Wireless PLC, one of the world's leading international communications companies, and, from January 1998 to March 2003, as Supervisory Managing Director and then Chief Executive Officer, International, for Logica PLC, a software integration company from 1997 to 2003. Since February 2007, Mr. Hoggarth has served as Chairman of ANT PLC, a leading provider of embedded software for IPTV and a director of Axon Group PLC, a business transformation consultancy, since June 2006. Since March 2006, he has served as the Managing Director of Strategic Capital Ltd., an investment banking firm focusing on telecommunications and information technology services. Since January 2006, he has also served as Chairman of IPSL Ltd., the United Kingdom's banking joint venture among HSBC Holdings PLC, LloydsTSB, Barclays PLC and Unisys Corp., which provides payment processing services; and has been a venture partner of Wellington Partners Venture Capital, based in Munich, Germany, since March 2005.

Danilo Cacciamatta - Director

Mr. Cacciamatta has been a member of our Board of Directors since March 2008. He has been the Chief Executive Officer of Cacciamatta Accountancy Corporation, a Public Company

Accounting Oversight Board registered firm, for nearly 20 years. Prior to forming that firm, Mr. Cacciamatta was employed by KPMG Peat Marwick from 1972 to 1988 in a variety of positions, including audit partner from 1980 to 1988. Mr. Cacciamatta has served as a Director of California First National Bancorp since June 2001 and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Executive Officer

The following biography presents information about our one additional executive officer who is not already included above as a director:

Thomas A. Spanier - Chief Financial Officer, Treasurer and Secretary

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

Committees of the Board

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities, all of which were established in March 2008: The Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. The exact composition of the committees has not yet been fixed, although Mr. Cacciamatta has been appointed to serve as the Chairman of the Audit Committee. The Board also has determined that Mr. Cacciamatta is qualified to be designated as the Audit Committee Financial Expert within the meaning stipulated by the Securities and Exchange Commission.

Because we only have two independent directors, each of our committees will include inside directors until such time as additional independent board member(s) may be elected. If and when we add additional directors, we expect that the committees will be comprised of a majority of independent directors, and eventually, all committee members will be independent directors.

We are in the process of drafting charters for each of the newly-created committees. Promptly after they have been finalized and adopted, we will post them on our website. The charter of each committee will also be available in print to any stockholder who requests it.

Audit Committee

It is anticipated that the Audit Committee will initially have two members, one of whom (Mr. Cacciamatta) the Board has determined is independent, and both of whom will be financially literate. Subject to final approval by the Board of Directors, the Audit Committee's responsibilities will include, among other duties, the responsibility to:

•	establish policies and procedures for, review, and approve the appointment, compensation and termination of the independent registered public accounting firm;

•	review with the independent registered public accounting firm and financial management of the Company and approve the scope of the audit;

•	pre-approve all audit and permissible non-audit fees;

•

hold meetings periodically with the independent registered public accounting firm, the Board and management to review and monitor the adequacy and effectiveness of reporting, internal controls, risk assessment and compliance with Company policies;

•	review consolidated financial statements and disclosures;

•	review with management and the registered independent public accounting firm and approve disclosure controls and procedures and accounting principles and practices; and

•	perform other functions or duties deemed appropriate by the Board.

These and other provisions relevant to the functioning of the Audit Committee will be reflected in the formal written charter of the Committee.

Compensation Committee

It is anticipated that the Compensation Committee will have three members, two of whom, it is expected, will be independent. Subject to final approval by the Board of Directors, the Compensation Committee's responsibilities will include, among other duties, the responsibility to:

•	approve the compensation and benefits of our executive officers;

•	review the performance objectives and actual performance of our executive officers;

•	monitor the Company's management incentive and stock based compensation plans and discharge the duties imposed on the Committee by the terms of those plans; and

•	perform other functions or duties deemed appropriate by the Board.

These and other provisions relevant to the functioning of the Compensation Committee will be reflected in the formal written charter of the Committee.

Corporate Governance and Nominating Committee

It is anticipated that the Corporate Governance and Nominating Committee will have three members, at least one of whom will be independent. Subject to final approval by the Board of Directors, the Corporate Governance and Nominating Committee's responsibilities will include, among other duties, the responsibility to:

•	develop qualifications/criteria for selecting and evaluating director nominees and evaluating current directors;

•	consider and propose director nominees for election at the Annual Meeting of Stockholders;

•	select candidates to fill Board vacancies as they may occur;

•	make recommendations to the Board regarding Board committee memberships;

•	monitor developments in corporate governance principles and standards, assess the adequacy of the Company's governance system and develop the Company's corporate governance guidelines and procedures;

•	facilitate an annual assessment of the performance of the Board and each of its standing Committees;

•	consider the independence of each director and nominee for director; and

•	perform other functions or duties deemed appropriate by the Board.

These and other provisions relevant to the functioning of the Corporate Governance and Nominating Committee will be reflected in the formal written charter of the Committee.

Communications with the Board of Directors

Any stockholder who desires to contact the Board or specific members of our Board may do so electronically by sending an e-mail to the following address: BOD@intelligentias.com. Alternatively, a stockholder may contact the Board or specific members of the Board by writing to: Board of Directors, Intelligentias, Inc., 303 Twin Dolphin Drive, Suite 600, Redwood City, CA 94065.

Code of Business Conduct

Our board of directors has adopted a code of ethics that applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

Our code of ethics is posted on our Internet website at www.intelligentias.com. To access the code of ethics, click on "Company" and then "Corporate Governance." We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Mr. Luigi Caramico, President, Intelligentias, Inc., 303 Twin Dolphin Drive, 6th Floor, Redwood City, California 94065. Any waivers of the application of, and any amendments to, our code of ethics must be made by our Board of Directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.intelligentias.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, our officers, directors and holders of 10% of the outstanding stock are not subject to the reporting or other requirements or restrictions of Section 16 of the Exchange Act.

Item 11. Executive Compensation

Compensation Philosophy and Processes

We seek to provide a level of compensation for our executive officers that is competitive with publicly-traded companies similar in both size and industry. We hope to attract, retain, and reward executive officers who contribute to our success, to align executive officer compensation with our performance and to motivate executive officers to achieve our business objectives. We compensate our senior management through a mix of base salary, bonus and, assuming stockholder approval of our 2008 Equity Incentive Plan at our 2008 annual stockholders meeting, equity compensation.

Executive Officer Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our principal executive officer and the only other executive officer who earned at least $100,000 in the year ended December 31, 2007 (together, both executive officers are referred to as the "Named Executive Officers"). The table sets forth compensation earned for services rendered in all capacities to us during the year ended December 31, 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary		Bonus		Total

Ian W. Rice Chairman and Chief Executive Officer	2006	$0		$0		$0	(1)
	2007	$243,778	(2)	$0		$243,778

Luigi Caramico President	2006	$0		$0		$0	(1)
	2007	$52,083		$220,000	(3)	$272,083

__________

(1) Messrs. Rice and Caramico were elected to their respective offices in late December 2006 and did not begin earning compensation until 2007.

(2) Paid to Sigma Limited SA under the Consultancy Agreement described below under the caption, "Employment Agreements and Other Arrangements." The amount in the table reflects the conversion rate between U.S. dollars and the British pound on the date of each monthly payment.

(3) Mr. Caramico's bonus was approved by the Board, then functioning as the Compensation Committee, but has been deferred and accrued and remains unpaid.

Outstanding Equity Awards at Fiscal Year-End

None of our Named Executive Officers have been granted any equity awards as of December 31, 2007.

Employment Agreements and Other Arrangements

In December 2006, we entered into a Consultancy Agreement with Sigma Limited SA, a company controlled by the Rice Family Trust, which provides the services of Ian Rice, our Chairman and Chief Executive Officer. Under the agreement, Sigma provides management and consulting services in connection with establishing corporate strategy and identifying new business opportunities. Sigma receives a consulting fee of €10,000 per month (approximately $19,800, given the exchange rate on April 21, 2008). The agreement extends through December 15, 2008, subject to earlier termination in the event of a material breach of the agreement, act of insolvency or change of control of the company.

In August 2007, we entered into an Employment Agreement with Thomas A. Spanier, our Chief Financial Officer. The terms and provisions of this agreement were approved by the Board of Directors. Under the terms of his agreement, Mr. Spanier is entitled to receive an initial salary of $200,000 per year, which is subject to review at least annually on or about August 1 of each year. The salary may be increased but cannot be decreased. He is also eligible to receive bonus payments at least commensurate with bonuses paid to our other senior executives, as well as stock options and awards under any long-term incentives programs that may be established in which senior executive officers participate. He also is entitled to receive all executive perquisites, benefits and other compensation made generally available to the other senior executive officers. In the event of a termination for cause, as defined in the agreement, termination for disability under the conditions set forth in the agreement or his death, he or his estate will be entitled to receive accrued and vested benefits up to the date of termination and reimbursement of all proper business expenses. Mr. Spanier may terminate the agreement upon 30 days' written notice, at which time he will receive all accrued and vested benefits up to the date of termination and reimbursement of all proper business expenses. We may terminate his employment without cause at any time upon seven days' written notice. In the event of a termination without cause, Mr. Spanier will be entitled to severance benefits equal to three months of his then-current salary, in addition to payment of his accrued and vested benefits and reimbursement of all proper business expenses. In the event of a change of control of Intelligentias, any outstanding stock options will become fully vested and, if he is not retained by the acquiring company, Mr. Spanier will be entitled to severance pay equal to one year's salary. His agreement also protects our confidential information and requires him to assign any inventions developed by him in the course of his employment. Finally, we agree to indemnify him to the fullest extent allowed by law and to enter into an indemnification agreement with him.

We intend to enter into an employment agreement with Luigi Caramico, our President, and Mario Mené, our Chief Technical Officer. Under the terms of these employment agreements, it is expected that Messrs. Caramico and Mené will receive base annual salaries of approximately $250,000 and $150,000, respectively, and each will agree to devote their full time and attention to the business of our company for a term of at least three years. The employment agreements will contain covenants (i) restricting the executive from engaging in any activities competitive with the business of our company, (ii) prohibiting the executive from disclosing confidential information regarding our company and (iii) requiring that all intellectual property developed by the executive and relating to the business of our company constitutes our sole and exclusive property. We may also enter into employment agreements with certain other key executives.

Director Compensation

Our three directors who are executive officers - Mr. Rice, Mr. Caramico and Mr. Mené - do not receive board fees or other compensation for their Board service. Mr. Hoggarth was our only non-employee director in 2007, having been elected in April 2007. He was paid a monthly retainer of $1,666.67 and was reimbursed for his out-of-pocket expenses incurred in connection with attending board meetings in 2007, but received no other compensation for his service on the Board.

As of April 2008, we have two non-employee directors serving on our Board, we expect to continue to pay an annual retainer of $20,000 per non-employee director, plus an additional $40,000 retainer to the Chairman of the Audit Committee. Historically, we have not paid for attendance at meetings and do not expect to change that policy in the foreseeable future, but we will continue to reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending the meetings. In addition, upon adoption by the stockholders of our 2008 Equity Incentive Plan, which we plan to present at the 2008 annual stockholders meeting, our directors will be eligible to receive equity grants and awards under that plan, in the discretion of the Compensation Committee, which will act as the plan administrator.

Details of the compensation received by our one outside director are reflected in the following 2007 Directors' Compensation Table:

2007 Director Compensation
Name	Fees Earned or Paid in Cash	Total

Royston Hoggarth	$13,333	$13,333

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the outstanding shares of each class of our equity securities as of April 15, 2008 by: (i) each director; (ii) the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" (our "Named Executive Officers"); (iii) all of our current executive officers and directors as a group; and (iv) each person or "group" of persons (as defined under Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially 5% or more of the outstanding shares or voting power of our voting securities, based on an aggregate of 100,772,858 shares of Common Stock outstanding on April 15, 2008. The table is based upon information supplied by directors, officers and principal stockholders. Unless otherwise indicated, each of the listed persons has sole voting and sole investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Name and Address **	Shares of Common Stock Beneficially Held		Percentage of Common Stock	Shares of Series A Preferred Stock Beneficially Held	Percentage of Series A Preferred Stock
5% or Greater Stockholders
Vision Opportunity Master Fund(1) 20 West 55th Street, 5th Floor New York, New York 10019	46,018,613	(2)	45.7%	-	-

Lusk Family Trust(3) 1414 Chateau St. Jean Bonsall, CA 92003	30,950,000		30.7%	-	-

M. Kingdon Offshore Ltd.(4) Kingdon Associates Kingdon Family Partnership, L.P. 152 West 57th Street, 50th Floor New York, New York 10019	23,750,000	(5)	23.6%	12,500,000	100%

Katttegat Ltd.(6)	9,000,000		8.9%	-	-

Officers and Directors
Luigi Caramico	9,000,000	(7)	8.9%	-	-
Mario Mené	9,000,000	(7)	8.9%	-	-
Ian W. Rice	-		-	-	-
Royston Hoggarth	-		-	-	-
Danilo Cacciamatta	-		-	-	-
All current executive officers and directors as a group (six persons)	9,000,000	(7)	8.9%	-	-

__________

** The address of each person is c/o Intelligentias, Inc., 303 Twin Dolphin Drive, 6th Floor, Redwood City, California 94065, unless otherwise indicated.

(1) Adam Benowitz, in his capacity as managing member of Vision Opportunity Master Fund, Ltd., has ultimate dispositive power and voting control over the shares held by Vision. Mr. Benowitz disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any.

(2) Includes 11,738,095 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days of April 15, 2008.

(3) Richard Lusk, in his capacity as Trustee of the Lusk Family Trust., has ultimate dispositive power and voting control over the shares held by Lusk Family Trust. Mr. Lusk disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any.

(4) Kingdon Capital Management, LLC acts as investment manager to M. Kingdon Offshore Ltd. And investment adviser to Kingdon Associates and Kingdon Family Partnership, L.P. Mark Kingdon serves as the President of Kingdon Capital Management, LLC, which has voting and investment control with regard to its three affiliated funds. None of the Kingdon entities is a registered broker-dealer.

(5) Includes (i) 12,500,000 shares of common stock issuable upon conversion of 12,500,000 shares of Series A convertible preferred stock; and (ii) 11,250,000 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days of April 15, 2008.

(6) Luigi Caramico, our President and a director, Mario Mené, our Chief Technical Officer and a director, and Nicola Di Tomaso, who is unaffiliated with Intelligentias, are the joint owners of Kattegat Ltd. Mr. Caramico has the power to direct the voting of all 9,000,000 shares. Each disclaims beneficial ownership of the shares held by Kattegat Ltd. except to the extent of his respective pecuniary interest in this entity.

(7) Includes the 9,000,000 shares of common stock held of record by Kattegat Ltd. See footnote (6).

Securities Authorized for Issuance under Equity Incentive Plans

We currently do not have any equity incentive plans, whether approved or not approved by our stockholders. However, at the 2008 annual stockholders meeting, we intend to seek stockholder approval of the 2008 Intelligentias, Inc. Equity Incentive Plan under which it is anticipated that executive officers and other employees, directors and consultants will be eligible for grants and awards in the discretion of the plan administrator.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements, including employment arrangements discussed above, the following is a description of each transaction since January 1, 2006 and each currently proposed transaction in which:

    we have been or are to be a participant;

    the amount involved exceeds $109,000 (which is 1% of the average of our total assets for the last two completed fiscal years); and

    any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or persons sharing the household with any of these individuals, had or will have a direct or indirect material interest.

The Lusk Family Trust is the owner of approximately 30% of our outstanding common stock. In December 2006, we paid Sue Lusk, the wife of Richard Lusk who is a controlling person of the Lusk Family Trust, approximately $400,000 to develop our website.

Transactions with our officers, directors, 5% or greater stockholders, and other affiliates are made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third-parties. Beginning in March 2008 following establishment of the Audit Committee, the Audit Committee assumed responsibility for review, approval or ratification of specific transactions involving Intelligentias (or any of our subsidiaries) in which a "related person" has a direct or indirect material interest.

Future Transactions

Under its charter, the Audit Committee of the Board is responsible for reviewing and approving any proposed related party transaction. To the extent that approval of a related party transaction might call for a waiver of the Company's Code of Business Conduct and Ethics, the Board could also be involved in such an approval, if one were to be granted. The Board may also consider and approve related party transactions in other circumstances. The types of transactions covered by the policy include payments for products or services to or indebtedness to or from, related parties, as defined in Item 404 of Regulation S-K under the Exchange Act. There are at present no written or otherwise established policies for reviewing and approving related party transactions, except the statement in the Audit Committee charter noted above.

Independence of Directors

Our securities currently are traded on the OTCBB. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Capital Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. Currently, Royston Hoggarth and Danilo Cacciamatta are considered independent directors under the above definition. Inasmuch as we have a Board consisting of five directors, we currently do not have a majority of independent directors sitting on the Board.

Item 14. Principal Accountant Fees and Services

Prior to March 2008, our full Board of Directors assumed the functions of the Audit Committee. As of March 2008, the Board established the Audit Committee, which, it is anticipated, will initially consist of two members: Mr. Cacciamatta, serving as Audit Committee Chairman, and a second, as-yet undesignated, director.

The Audit Committee's Policy on Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm

As established in March 2008, it is now the policy of the Audit Committee to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during that fiscal year. In future years, this pre-approval will be undertaken near the beginning of each fiscal year. The Audit Committee is empowered to authorize specific projects within categories of services, subject to a budget for each project. The Audit Committee may also pre-approve particular services during the fiscal year on a case-by-case basis. The independent auditor and management will periodically report to the Audit Committee the actual fees incurred versus the pre-approved budget.

Audit Fees Paid to our Independent Registered Public Accounting Firms

The following table shows fees that we paid (or accrued) for professional services rendered by our independent registered public accounting firms for 2007 and 2006:

Fees Category	2007(1)	2007(2)	2006(2)

Audit Fees	$357,928	$47,419	$7,274
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total All Fees	$357,928	$47,419	$7,274

_________

(1) Audit fees billed by Ehrhardt, Keefe, Steiner & Hottman, P.C.
(2) Audit fees billed by Bagell Josephs, Levine & Company, L.L.C.

Audit Fees

These fees consist of amounts for professional services rendered in connection with the integrated audit of our financial statements, review of the interim financial statements included in quarterly reports and statutory and regulatory filings or engagements. Audit fees for the year ended December 31, 2007 included the reaudit of the financial statements for the year ended December 31, 2006 after Ehrhardt, Keefe, Steiner & Hottman, P.C. replaced Bagell, Josephs, Levine & Company, L.L.C.

Audit-Related Fees

These fees consist of amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under "Audit Fees."

Tax Fees

These fees consist of services relating to transaction review, tax regulatory matters and tax return review. We paid no tax fees to either Ehrhardt, Keefe, Steiner & Hottman, P.C. or Bagell, Josephs, Levine & Company, L.L.C. in 2006 or 2007 for tax-related services.

All Other Fees

We paid no other fees to either Ehrhardt, Keefe, Steiner & Hottman, P.C. or or Bagell, Josephs, Levine & Company, L.L.C. in 2006 or 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K/A (Amendment No. 1):

(3) Exhibits:

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

24.1	Power of Attorney	10-K	333-124460	24.1	4/15/2008
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer PDF provided as courtesy					X
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer PDF provided as courtesy					X
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

Date: April 29, 2008

INTELLIGENTIAS, INC.

By: /s/ Ian W. Rice

Ian W. Rice
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian W. Rice Ian W. Rice	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 29, 2008

/s/ Thomas A. Spanier Thomas A. Spanier	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 29, 2008

/s/ Luigi Caramico Luigi Caramico	Director	April 29, 2008

Danilo Cacciamatta	Director

Royston Hoggarth	Director

* Mario Mené	Director	April 29, 2008

________

* By Thomas A. Spanier, Attorney-in-Fact