Form 10-Q
period 2008-03-31
INTELLIGENTIAS, INC.
filed 2008-05-20
CIK 1322387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 333-124460

Intelligentias, Inc.
(Exact name of Registrant as specified in its Charter)

Nevada	20-1703887
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

303 Twin Dolphin Drive, 6th Floor, Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

(650) 632-4526
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," and large "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Number of shares outstanding of common stock, as of the latest practicable date: 109,491,818 as of May 1, 2008

Note: PDF provided as a courtesy

INTELLIGENTIAS, INC.

- i -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTELLIGENTIAS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,786,819	$4,820,189
Accounts receivable	456,441	1,844,182
Prepaid expenses and other current assets	152,626	295,755
Other receivables	-	2,000,000
Inventory	302,256	81,316
Total current assets	2,698,142	9,041,442

Intangible assets, net	5,646,330	4,036,429
Fixed assets, net	1,179,417	1,263,583
Deposits		112,130
Other assets	8,532	19,119
TOTAL ASSETS	$9,532,421	$14,472,703

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$1,590,740	$2,822,367
Accrued expenses	939,822	9,759,888
Deferred revenue	-	1,224,835
Short-term borrowings, net of discount	2,644,384	2,127,368
Derivative warrant liability	44,600	127,800
Total current liabilities	5,219,546	16,062,258

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 300,000,000 shares authorized;
100,772,858 and 100,555,468 shares issued and outstanding	10,077	10,055
Series A preferred stock, $0.0001 par value; 200,000,000 shares authorized;
12,500,000 and 0 shares issued and outstanding; liquidation preference $10,000,000	5,528,384	5,528,384
Additional paid-in capital	36,590,879	36,490,900
Accumulated other comprehensive loss	(28,563)	(354,348)
Accumulated deficit	(37,787,902)	(43,264,546)
Total stockholders' equity (deficit)	4,312,875	(1,589,555)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,532,421	$14,472,703

See accompanying notes to the unaudited consolidated financial statements.

INTELLIGENTIAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

REVENUES	$ 421,792	$ -

OPERATING EXPENSES
Direct cost of revenues	263,748	-
Selling, general and administrative	1,661,415	764,336
Amortization and depreciation	615,933	521,156
Total costs and expenses	2,541,096	1,285,492

OPERATING LOSS	(2,119,304)	(1,285,492)

OTHER INCOME (EXPENSE)
Interest income	37,995	18,852
Gain (loss) on derivative warrant liability	83,200	(6,529,200)
Interest (expense)	(969,717)	(11,190,843)
Gain on rescission of Retentia acquisition	8,444,469	-
Total other income (expense)	7,595,947	(17,701,191)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,476,644	(18,986,683)

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	5,476,644	(18,986,683)

Foreign currency translation adjustments	(27,310)	-
COMPREHENSIVE INCOME (LOSS)	$ 5,449,334	$ (18,986,683)

NET INCOME (LOSS) PER COMMON SHARE - BASIC & DILUTED	$ 0.05	$ (0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC & DILUTED	100,676,012	90,472,323

See accompanying notes to the unaudited consolidated financial statements.

INTELLIGENTIAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 5,476,644	$ (18,986,683)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization and depreciation	615,933	521,156
Amortization of discount on notes payable	777,717	7,948,148
Gain on rescission of Retentia acquisition	(8,444,469)	-
Expense associated with issuance of common stock to induce
conversion of long-term debt	-	3,263,801
Non-cash expense associated with issuance of common stock to consultants	-	370,000
Amortization of debt issuance costs	10,587	-
Non-cash (gain) loss on derivative warrant liability	(83,200)	6,529,200
Non-cash foreign currency revaluation	(53,434)	-
Changes in assets and liabilities:
Net assets and liabilities of discontinued operations	-	(19,999)
Interest receivable from related party	-	(18,852)
Accounts receivable	(117,631)	-
Other receivables	2,000,000	-
Inventory	(203,833)	-
Prepaid expenses and other current assets	(56,797)	-
Accounts payable	217,497	(86,593)
Accrued expenses	213,146	38,893

Total adjustments	(5,124,484)	18,545,754

Net cash (used in) operating activities	352,160	(440,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(2,150,000)	-
Acquisition of fixed assets	-	(66,664)
Systeam cash associated with purchase rescission	(83,439)
Loans to Systeam	(1,162,584)	(385,000)

Net cash (used in) investing activities	(3,396,023)	(451,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	450,000
Exercise of warrants	-	150,000
Proceeds from related party notes payable	-	30,000

Net cash provided by financing activities	-	630,000

Effect of exchange rate changes on cash and cash equivalents	10,493	-

NET DECREASE	(3,033,370)	(262,593)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,820,189	270,527

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,786,819	$ 7,934

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of convertible long-term debt	$ -	$ 8,000,000
Issuance of common stock in satisfaction of liabilities	$ 100,001	$ -

See accompanying notes to the unaudited consolidated financial statements.

INTELLIGENTIAS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2006	77,360,000	7,736	-	-	2,701,914	(4,819,924)	-	(2,110,274)

Conversion of long term debt	18,181,818	1,818	-		7,998,182	-	-	8,000,000

Exercise of warrants	3,000,000	300	-		29,700	-	-	30,000

Issuance of common stock for services performed	200,000	20	-		369,980	-	-	370,000

Issuance of common stock for conversion of long-term debt	1,750,000	175	-		3,263,626	-	-	3,263,801

Issuance of warrants in connection with bridge financing	-	-	-	-	776,561	-	-	776,561

Cashless stock warrant exercise	63,650	6	-	-	(6)	-	-	-

Reclassification of derivative warrant liability	-	-	-	-	16,987,135	-	-	16,987,135

Issuance of Series A convertible preferred stock, net of issuance costs	-	-	12,500,000	9,892,192	-	-	-	9,892,192

Beneficial conversion feature related to preferred stock	-	-	-	(5,636,192)	5,636,192	-	-	-

Issuance of warrants in connection with preferred stock	-	-	-	(4,363,808)	4,363,808	-	-	-

Deemed dividend associated with preferred stock	-	-	-	5,636,192	(5,636,192)	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	(354,348)	(354,348)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(38,444,622)	-	(38,444,622)

Balance, December 31, 2007	100,555,468	10,055	12,500,000	5,528,384	36,490,900	(43,264,546)	(354,348)	(1,589,555)

Issuance of common stock in satisfaction of liabilities	217,390	22	-	-	99,979			100,001

Reclassification of foreign currency translation adjustments related to the rescission of the Retentia acquisition							353,095	353,095

Foreign currency translation adjustments							(27,310)	(27,310)

Net income for the quarter ended March 31, 2008	-	-	-	-	-	5,476,644	-	5,476,644

Balance, March 31, 2008	100,772,858	$ 10,077	12,500,000	$ 5,528,384	$ 36,590,879	$ (37,787,902)	$ (28,563)	$ 4,312,875

See accompanying notes to the unaudited consolidated financial statements.

INTELLIGENTIAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Intelligentias, Inc. (the "Company") is an early stage company which was originally incorporated in the State of Nevada on October 1, 2004, as Merchandise Creations, Inc. as a promotional and marketing company specializing in delivering, promoting, and selling custom designed merchandise for bands and artists in the music industry (the "Merchandise Distribution Business").

On December 7, 2006, the Company entered into a Limited Assets Purchase Agreement by and between the Company, SysteamUS, Inc. and Systeam Italy, SpA, whereby the Company acquired certain intellectual property associated with SysteamUS' security software for $5,850,000. Concurrently with the purchase, the Company discontinued its Merchandise Distribution Business and changed its focus to providing homeland security, data retention and tracking software and services to law enforcement agencies, telecommunications companies and Internet service providers.

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

In April 2007, the Company entered into a stock purchase agreement to acquire Systeam Italy, SpA ("Systeam") from SysteamUS, which became effective in June 2007. The Company expected that substantial revenues would be forthcoming in the near term, and that the cost structure of Systeam could be quickly improved so as to enable a reasonable rate of return ("ROI") and rapid market entry. During the first quarter of 2008, the Company determined that the Systeam acquisition was not yielding the revenues management had expected, and its cost structure could not be improved as had been anticipated. It appeared that Systeam would continue to require substantial capital infusion to meet its obligations. Consequently, by agreement dated April 13, 2008, the Company and SysteamUS agreed to rescind the acquisition of Systeam, effective March 15, 2008 (unaudited). The Company is exploring alternative means to handle all sales, operations and research and development activities for those markets and customers previously serviced by Systeam. As of December 31, 2007, the Company determined that the carrying amount of Systeam Italy long-lived assets was not recoverable. An impairment charge of $9,490,051 was recorded in the fourth quarter of 2007, which represented the net carrying value of intangible and fixed assets acquired as a result of the Systeam Italy acquisition. Upon the effective date of the rescission of the acquisition of Systeam Italy, the Company

INTELLIGENTIAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION (continued)

eliminated the remaining assets and liabilities relating to Systeam Italy, resulting in a gain on the rescission transaction of $8,444,469, comprised of the following:

Net liabilities of Systeam Italy Less: Write-off of receivables from Systeam Italy Write-off of interest receivable from Systeam Italy Recognition of deferred foreign currency translation gains	$ 10,704,978 (1,761,601) (145,812) (353,096)
Net gain	$ 8,444,469

The accompanying unaudited consolidated financial statements as of March 31, 2008, and for the quarters ended March 31, 2008 and March 31, 2007, respectively, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in its early stage and has incurred losses from continuing operations and operational cash outflows since inception.

The Company's ability to service its debt, and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. If the Company fails to generate sufficient cash from operations, it will need to raise additional equity or borrow additional funds to achieve its objectives. There can be no assurance that the Company will generate sufficient revenues or that equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INTELLIGENTIAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 3 - BALANCE SHEET INFORMATION

Balance sheet information is as follows:

Long-Lived Assets	March 31, 2008	December 31, 2007
Intellectual property	$ 5,850,000	$ 5,850,000
Website	400,000	400,000
Exclusive sales agreement	2,150,000	-
Total	8,400,000	6,250,000
Less: accumulated amortization	(2,753,670)	(2,213,571)
Intangibles, net	$ 5,646,330	$ 4,036,429

Office equipment	6,300	14,632
Digital equipment	1,386,664	1,386,664
Total	1,392,964	1,401,296
Less: accumulated depreciation	(213,547)	(137,713)
Fixed assets, net	$ 1,179,417	$ 1,263,583

Amortization expense amounted to $540,099 and $520,833 for the periods ended March 31, 2008 and 2007, respectively.   Depreciation expense was $75,834 and $323 for the three months ended March 31, 2008 and 2007, respectively.

Accrued Expenses	March 31, 2008	December 31, 2007
Withholding taxes payable	$ 34,244	$ 2,363,810
Accrued interest payable	563,261	382,258
Termination indemnity	6,921	698,782
Tax penalties and interest	-	1,155,160
Social security taxes payable	8,314	2,715,821
Income taxes payable	29,129	644,592
Accrued wages and benefits	23,345	1,088,024
Other taxes payable	-	170,272
Value added tax (VAT)	-	215,945
Regal dispute	150,000	150,000
Other	124,608	175,224
	$ 939,822	$ 9,759,888

INTELLIGENTIAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 4 - COMMON STOCK, SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the "Note") with Vision Opportunity Master Fund Ltd. ("Vision").  On March 16, 2007, the Company issued the Note holder 1,750,000 shares of common stock as an inducement to convert the entire Note into common stock.  The Note was fully converted by the holder on March 19, 2007 into 18,181,818 shares of common stock.  The Company recognized $3,263,801 in interest expense related to the fair value of the common stock issued to the Note holder to induce conversion.  The Company also recognized the unamortized debt discount on the Note of $7,948,148 as interest expense in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2007.

In connection with the issuance of the Note, the Company issued the Note holder warrants (the "Warrants") to purchase up to 9,000,000 shares of the Company's common stock with an exercise price of $0.01.   The Note holder exercised 3,000,000 warrants for $30,000 during the three months ended March 31, 2007.

On March 16, 2007, the Company issued 200,000 shares of common stock to two consultants for services performed during the three months ended March 31, 2007.  The Company valued these grants at $370,000 based on the fair market value of the Company's common stock on the date of issuance and recognized the amount as selling, general and administrative expense in the accompanying unaudited consolidated financial statements.

On June 13, 2007, the Company issued to Vision a $3,000,000 Senior Secured Promissory Note (the "Note") due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the next debt or equity financing. The Note bears interest at 12% per annum plus an additional $300,000 when repaid. The Note is secured by the Company's accounts receivable and fixed assets and may be prepaid at any time.

In connection with the issuance of the Note, the Company issued Vision warrants to purchase up to 5,500,000 shares of the Company's common stock with an exercise price of $2.05 per share expiring in June 2014 (the "June 2007 Warrants"). The aggregate fair value of the warrants equals $3,861,000 based on the Black-Scholes option pricing model using the following assumptions: 5% risk-free rate, 100% volatility and expected life of the warrants of 3.5 years. The June 2007 Warrants also contain "full-ratchet" anti-dilution protection to Vision during the warrant term, but excludes certain events such as issuances of stock in connection with mergers and acquisitions, strategic license agreements, stock option plans and a subsequent financing transaction. On the date of issuance until the agreement was amended on August 15, 2007, the June 2007 Warrants did not meet the requisite conditions for equity classification because cash settlement could be required at the option of Vision in the event of a change in control. Accordingly, that fair value of the June 2007 Warrants was initially recorded as a discount on the

INTELLIGENTIAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 4 - COMMON STOCK, SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS (continued)

Note of $3,000,000 with the excess of the fair value of the warrants over the proceeds from the Note of $861,000 recorded as a loss on Derivative Warrant Liabilities in the June 30, 2007 consolidated statement of operations and comprehensive income (loss). The Company also incurred $42,466 in debt issuance costs that have been included in other assets in the June 30, 2007 consolidated balance sheet.

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

Accordingly, as of the date of the amendment (August 15, 2007), the Warrants met the requisite conditions for equity classification and were reclassified from liabilities to stockholders' equity and no further value adjustments will be made.

On September 18, 2007, the Company amended its Note with Vision to issue an additional $300,000 senior secured promissory note to Vision (the "September 2007 Note") due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the next debt or equity financing. The September 2007 Note bears interest at 12% per annum plus an additional $30,000 when repaid, is secured by the Company's accounts receivable and fixed assets and may be prepaid at any time. As additional consideration, the Company issued an immediately exercisable warrant to Vision to purchase 238,095 shares of the Company's common stock, with an exercise price of $1.26 per share, expiring in September 2014. The Company allocated the $300,000 proceeds to the debt and related warrants based on their relative fair values. The allocated value of these warrants was $119,413 based on the Black-Scholes option pricing model using the following assumptions: 4.06% risk-free rate, 100% volatility and expected life of the warrants of 3.5 years. The relative fair value of the warrants has been recorded as a discount on the note with an offset to additional paid-in capital in the accompanying consolidated balance sheet. Other than the stated terms above, the September 2007 Note is subject to the same provisions as the original Note. The warrants cannot be settled for cash and qualify for equity classification.

As of March 31, 2008, short term debt was comprised of the 12% debt, $3,300,000 principal amount Vision Notes amounting to $2,644,384 net of discount of $655,616; collateralized by accounts receivable and fixed assets.

On February 5, 2008, the Company issued 217,390 shares of common stock to a consultant to satisfy a liability for services expensed in November 2007. The Company valued this grant at

INTELLIGENTIAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 4 - COMMON STOCK, SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS (continued)

$100,000 based on the fair market value of the Company's common stock on January 29, 2008, the date the parties agreed to settle the obligation with stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

As described in Note 1, "Background and Basis of Presentation," on December 7, 2006, certain transactions were effected pursuant to an agreement among the Company, SysteamUS, Inc. and Systeam Italy, SpA ("Systeam"). The Company wrote off $1,761,601 of loans to Systeam as part of the rescission of the Systeam acquisition as described further in Note 1.

In the first and second quarter of 2007, the Company obtained debt financing from various related parties totaling $245,000, which carried interest at 10% per annum. These loans and $14,730 interest were paid in October 2007. No related party debt remains outstanding at March 31, 2008.

NOTE 6 - INCOME TAXES

The Company did not recognize an income tax benefit for the losses incurred to date since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount. The Company's net operating loss carryforwards, excluding Systeam which will not be available to offset future taxable income was approximately $15.8 million at March 31, 2007.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. To the extent necessary, the Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of March 31, 2007, the Company has not identified any potential tax audit issues and does not have any related reserves.

The Company has not filed tax returns for 2006 or 2007. Returns are currently in preparation and will be filed upon completion.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending legislation and accounting pronouncements; the resolution of pending claims and disputes; and other risks that are described herein, as well as the items discussed in "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our MD&A includes the following sections:

•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Recent Developments since our most recent Annual Report on Form 10-K that we believe will have an impact on our financial results.

•

Significant changes since our most recent Annual Report on Form 10-K in the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations, which includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Executive Overview

We are positioning ourselves to be a leading provider of forensic data retention software for telecommunications companies, Internet service providers and law enforcement agencies. Currently, our principal product is our Data Retention Suite, or DRS. DRS software provides for data capture, storage and subsequent forensics examination of multiple data sets, including telephone and web-surfing records. Currently, telecom-service providers use our software to keep track of the telephone calls made by their customers, ISPs use it to keep track of the Internet activities of their subscribers (such as websites visited), and law enforcement agencies use it to detect criminal activities and to aid in the prosecution of perpetrators. In addition, through our 51% owned subsidiary, Spectia Srl, we provide a total video surveillance solution to customers, including hardware (which is installed by third parties), data retention software and related maintenance.

The principal factor driving our business model is the requirement that certain types of businesses and law enforcement agencies be prepared to comply with the Directive 2006/24/EC (the "E.U. Data Retention Directive") that was enacted in May 2006 and other similar legislative mandates that are anticipated to be enacted in the United States, Latin America, the Middle East and elsewhere to promote national security interests and aid in the seizure and arrest of terrorists. The E.U. Data Retention Directive has not been fully implemented by the 27 member countries, and it will not be mandatory until 2009. Legislative efforts in the United States have not yet resulted in a similar comprehensive law in this country, although the Internet Stopping Adults Facilitating the Exploitation of Today's Youth Act of 2007 (the "SAFETY Act"), introduced in the House of Representatives in 2007, is still in committee. It is anticipated that given the current national security environment in the United States and throughout much of the world, it is likely, although we cannot give any assurances, that, in the foreseeable future, legislative bodies will enact stringent laws requiring various kinds of businesses to store and have the capability to rapidly retrieve data relating to telephone calls made and received, e-mails sent and received, websites visited and other similar data transactions. It is this new terrorism-prevention environment that has provided the business opportunities on which our company is based.

We were a development stage company through March 31, 2007, when we commenced sales of our DRS. Spectia, our consolidated subsidiary, began generating revenues in the fourth quarter of 2007.

Our current focus is to expand the global sales, marketing and servicing of our DRS. Currently, we market our DRS in Italy, Europe, the Middle East and Latin America. We intend to expand our sales globally and move into the United States and Southeast Asia at such time as the regulatory climate in those regions presents the business opportunity we expect to develop. We also plan to leverage our data retention expertise to expand into complementary markets, including behavioral tracking and data investigation, video surveillance by law enforcement authorities and intelligence services, e-discovery and e-recovery solutions for the small and medium-sized business markets and identification and prosecution of sexual offenders in the social networking market. However, we expect that a substantial portion, if not virtually all, of our revenues in 2008 will be derived from our forensic data retention products and services.

Recent Developments

In April 2007, we entered into a stock purchase agreement to acquire Systeam Italy, SpA ("Systeam") from its parent, SysteamUS, Inc., which became effective in June 2007. Through this acquisition, we also acquired Systeam's controlling interest in Spectia, which we own directly as of October 2007. We expected that substantial Systeam-related revenues would be forthcoming in the near term, and that the cost structure of Systeam could be quickly improved so as to enable a reasonable rate of return and rapid market entry. Our financial results in the last two quarters of 2007 (and minimally in the second quarter of 2007) reflected the acquisition of Systeam. Between December 2006 and March 31, 2008, we loaned Systeam a total of approximately $5,000,000. In March 2008, we determined that the Systeam acquisition had not yielded the revenues we had expected, and its cost structure could not be improved as we had anticipated. It appeared that Systeam would continue to require substantial capital infusion to meet its obligations. Consequently, we and SysteamUS agreed to rescind the acquisition of Systeam, effective March 15, 2008. As of the date of this Report, we are exploring alternative means to handle all sales, operations and research and development activities for those markets and customers previously serviced by Systeam. To this end, in March 2008 we established Intellilab, S.R.L. as a wholly owned subsidiary in Italy. However, this subsidiary has not yet commenced operations.

As a result of the foregoing, we do not believe that comparisons between the 2007 and 2008 periods will be illustrative of current or future trends in our business. As such, our 2008 financial results should not be viewed as a reliable indicator of future results with respect to revenues, expenses, income/loss from operations, net income/net loss or net income/net loss per share, because of our very limited history of revenue-generating operations, as well as the significant changes to our subsidiary operations between 2007 and the first quarter of 2008.

Results of Operations -Three Months Ended March 31, 2008 Compared to March 31, 2007

During the first quarter of 2007, we were still in the development stage. We initiated our current business operations with the acquisition of Systeam Italy SpA in the second quarter of 2007. Accordingly, the following discussion of results of operations for the three months ended March 31, 2008 (the "2008 Period") compared to the three months ended March 31, 2007 (the "2007 Period") necessarily compares a period of operations in which we were still in the development stage (2007) compared to a period in which we have begun to generate revenues (2008).

Revenues and Direct Cost of Revenues

Revenues for the 2008 Period were $421,792, while we generated no revenues in the 2007 Period. The 2008 revenues consisted exclusively of sales of Spectia related to the delivery of video surveillance hardware and related DRS software. We rescinded the Systeam Italy acquisition as of March 15, 2008 but will be making alternative plans for continuing this business in future periods. We anticipate that some or a substantial portion of the customers formerly serviced by Systeam Italy will eventually become customers of Intelligentias, Inc. in future periods. However, we cannot give any assurances that we will be successful in acquiring any meaningful number of these customers, and therefore, it is uncertain how much of the business formerly attributable to Systeam Italy will become part of our ongoing business operations in Italy.

Revenues in the 2008 Period still reflect the early stage of development of the market for DRS. As of March 31, 2008, we have engaged the services of over 25 international sales representatives, while we had no such sales activity in the 2007 Period.

Direct cost of revenues reflects the cost of labor and materials associated with revenues generated from Spectia. For the 2008 Period, direct cost of revenues was $263,748, and there was no corresponding expense in 2007 since we earned no revenues prior to the second quarter of 2007.

We expect that data retention will be our primary revenue generating source throughout the remainder of 2008. Data retention revenues are derived primarily from upfront licensing fees, installation and customization fees and maintenance fees. In 2008 and in the short-term thereafter, we expect the majority of our revenues to come from the fees we earn from selling and maintaining the DRS.

Selling, General and Administrative

For the 2008 Period, selling, general and administrative expenses ("SG&A") were $1,661,415 and consisted primarily of accounting, legal and professional fees of $459,448 marketing expense of $402,716, payroll and benefits expense of $235,753 and Spectia SG&A of $382,743. Other costs of $180,755 were incurred for insurance, travel, rent and other general expenses This represented an increase of $897,079 over the SG&A expense for the 2007 Period of $764,336, representing an expansion of sales, marketing and business development activities.

We anticipate that during 2008, selling expenses will increase further, both in dollar amount and as a percentage of revenues, as we incur commission expenses on new revenues and expand our marketing activities (both in terms of the nature and extent of such activities, as well as in geographic expansion) in support of our efforts to expand our presence in the market place.

Amortization and Depreciation

Depreciation and amortization expense was $615,933 for the 2008 Period compared to $521,156 for the 2007 Period, an increase of $94,777.

Depreciation expense was $75,834 for the three months ended March 31, 2008, representing an increase of $75,511 over the $323 for the 2007 Period, reflecting additions to data storage fixed assets subsequent to March 31, 2007.

Amortization expense of $540,099 for the 2008 Period was recognized as a result of the addition to intangible assets of $2,150,000, attributed to the acquisition of an 18-month exclusive sales license agreement plus the continued amortization of the intangible assets acquired as of March 31, 2007. Amortization expense of $520,833 for the 2007 Period was recognized as a result of the acquisition of $5,850,000 in intellectual property from SysteamUS and $400,000 for website development.

Gain (Loss) on Derivative Warrant Liability

In December 2006, June 2007 and September 2007, we entered into separate warrant agreements in connection with various financing transactions. For the 2008 Period, we recognized a gain of $83,200 on the derivative warrant liability mark-to-market relating to the warrants issued as part of the September 2007 bridge financing, reflecting the decrease in the market price of our common stock from during the 2008 Period. For the 2007 Period, we recognized a loss on the derivative warrant liability mark-to-market of $6,529,200 related to the $8 million convertible long-term debt, reflecting the increase in the market price of our common stock during the 2007 Period. On August 15, 2007, the December 2006 and June 2007 warrant agreements were amended, which resulted in the warrants meeting the requisite conditions for equity classification. Due to the amendments, subsequent to August 15, 2007, we are no longer required to mark the December 2006 and June 2007 warrants to market through the income statements. We will continue to mark-to-market the September 2007 warrants until they are exercised or expire in September 2012, and because we cannot predict the movements of our stock price, we are unable to predict the impact this accounting requirement will have on our future results of operations while the warrants remain outstanding.

Interest Expense

Interest expense for the 2008 Period was $969,718, compared to interest expense of $11,190,843 in the 2007 Period. The majority of the 2007 interest expense related to $7,948,149 for amortization of debt discount and $3,237,500 for issuance of common stock to induce conversion of debt to equity. The large amount of interest expense in the 2007 Period was a substantial factor contributing to the net loss of approximately $19,000,000 for the three months ended March 31, 2007. By comparison, during the 2008 Period, the majority of our interest expense consisted of $777,717 in amortization of debt discount related to the Vision Notes.

Operating Loss and Net Income (Loss)

We had an operating loss of $2,119,304 in the 2008 Period; however, we recognized net income of $5,476,644 during this period. By comparison, we incurred an operating loss of $1,285,492 and a net loss of $18,986,683 during the 2007 Period. Our net income in the 2008 Period resulted from a one-time gain of $8,444,469 recognized upon the rescission of Systeam Italy in March 2008. This gain is attributable to the elimination of the negative investment balance we carried in Systeam, offset by the write off of loans and accrued interest due to us from Systeam and elimination of the positive currency translation adjustment balance related to Systeam. We expect to continue to incur operating losses for the foreseeable future.

Liquidity and Capital Resources

We were in the development stage through March 31, 2007 and began to generate revenues from operations in the second quarter of 2007. Since inception, we have generated significant operating losses and as a result have not generated sufficient cash flow to fund our operations. Accordingly, we have funded operations primarily through sales of debt and convertible debt securities. In 2007, we raised $9,922,192 through the issuance of equity and $5,569,051 through the issuance of debt. Since inception through March 31, 2008, we have generated an accumulated deficit of $37,787,902 and at March 31, 2008, we had negative working capital of $2,521,405. As of March 31, 2008, our principal sources of liquidity are cash and cash equivalents of $1,786,819, which are available as a result of our debt and equity financings. As of March 31, 2008, we owe $3,000,000 and $300,000 in principal amount of indebtedness, which are due June 13, 2008 and September 18, 2008, respectively.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities	$ 352,160	$ (440,929)
Cash flows used in investing activities	(3,396,023)	(451,664)
Cash flows provided by financing activities	-	630,000

Operating Activities

Cash used in operating activities for the three months ended March 31, 2008 reflected our net income of $5,476,644, offset by adjustments of approximately $5,125,000, consisting primarily of approximately $8,444,000 non-cash income from the rescission of the Systeam Italy purchase, amortization of the discount on notes payable of approximately $778,000, depreciation and amortization of fixed assets of approximately $625,000 and collection of a $2,000,000 receivable. In contrast, for the three months ended March 31, 2007, cash used in operating activities reflected a net loss of $18,986,683, offset by adjustments for non-cash expenses consisting primarily of a loss on derivative warrant liability of approximately $6,500,000, amortization of the discount on notes payable of approximately $8,000,000 and the expense associated with the issuance of common stock to induce conversion of convertible long-term debt of approximately $3,250,000.

Investing Activities

Cash used in investing activities during the 2008 Period included $2,150,000 for an exclusive sales license agreement, approximately $1,160,000 of loans to Systeam Italy which were written off as part of the rescission of the Systeam purchase agreement, and approximately $83,000, representing the Systeam cash balance as of December 31, 2007 which remained with Systeam upon rescission of the purchase agreement. In the three months ended March 31, 2007, our capital expenditures were approximately $67,000, used for the purchase of fixed assets.

Financing Activities

The Company did not have any financing activities during the 2008 Period. During three months ended March 31, 2007, financing activities consisted primarily of $600,000 of borrowings pursuant to notes payable, of which $150,000 was from a related party, as well as from the exercise of outstanding warrants.

Capital Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•	the extent and duration of future operating losses;
•	the level and timing of future sales and expenditures;
•	the results and scope of ongoing research and development programs;
•	working capital required to support our growth;
•	our sales and marketing programs;
•	the acceptance of our data retention services in the marketplace;
•	competing technologies; and
•	market developments.

Our funding needs are significant in order to repay short-term debt as it comes due and fund working capital requirements. In order to support our ongoing operations for the next 12 months, we must raise additional funds through debt or equity financings, or we must generate substantial revenue and operating cash flow, which, historically, we have not been able to do. If we do not obtain additional debt or equity financing, we may not have funds sufficient to service our short-term debt obligations and our working capital requirements. There is no assurance that any financing can be obtained or, if obtained, that it will be on reasonable terms. If we raise additional funds through the incurrence of additional indebtedness, our lenders could demand rights that are senior to holders of our common stock and could require covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. The terms of future financings may also restrict our ability to raise additional capital. If we are unable to raise additional funds, and are not able to generate sufficient operating cash flow, we will be required to modify our growth and development plans or could be forced to cease operations. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern because of our continuing losses from operations and operational cash outflows since inception.

Off-balance Sheet Arrangements and Other Contractual Obligations

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, which will be the Company's year beginning January 1, 2009. We believe that SFAS 141(R) is applicable to us, but cannot yet reasonably estimate the impact of the statement.

In September 2007, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1,

2008 the Company only partially adopted the provisions of SFAS No. 157 because of the issuance of Staff Position (the FSP) FAS 157-2, "Effective Date of FASB Statement No. 157" which allows companies to delay the effective date of SFAS No. 157 for non-financial assets and liabilities. The partial adoption had no impact on the Company's consolidated financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company's consolidated financial position and results of operations when they become effective on January 1, 2009.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. We are currently assessing the impact of the adoption of SFAS No. 160, but do not expect that it will have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T. Controls and Procedures

During the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of our management, pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act were not effective in ensuring that information required to be included in its periodic SEC filings is recorded, processed, summarized and reported within the time periods specified.

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

Management identified the following material weaknesses in its internal control over financial reporting as of March 31, 2008:

Material weakness related to the control environment. We did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of our operations. Specifically, we have inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Additionally, the Spectia management and staff do not speak English, and third party resources must be relied upon to obtain US GAAP financial statements.

There were no changes made in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of the last evaluation.

Notwithstanding the material weakness described above, management believes the condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending or threatened legal proceedings, except as noted below.

On or about November 20, 2007, Regal Securities, Inc. and J.P. Turner & Company, L.L.C. commenced an arbitration proceeding against us before the Financial Industry Regulatory Authority in Chicago. In their statement of claim, Regal and J.P. Turner allege that we breached a Placement Agency Agreement in or about August 2007 among Regal, J.P. Turner and us by failing to compensate Regal and J.P. Turner in connection with the private placement of preferred stock we completed in October 2007. Regal and J.P. Turner are seeking monetary damages, warrants to purchase our common stock and punitive damages. We believe these claims are without merit, and we intend vigorously to oppose this action. We accrued $150,000 of expenses for the year ended December 31, 2007 related to this matter.

Item 1A. Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of risk factors. There are no material changes to those risk factors applicable as of the date of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2008, we issued 217,390 shares of common stock to a consultant in lieu of cash for services in the amount of $100,000, which was expensed in November 2007. The Company valued this grant at $100,000 based on the fair market value of the Company's common stock on January 29, 2008, the date the parties agreed to settle the obligation with stock. The securities were issued in an offering not involving any public offering, in accordance with the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1	Termination and Release dated as of April 13, 2008 by and among the Registrant, Systeam US, Inc. and Systeam Italy, SpA PDF provided as courtesy					X
10.2	Employment Agreement, dated as of August 16, 2007 by and between the Registrant and Thomas A. Spanier PDF provided as courtesy					X
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer PDF provided as courtesy					X
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer PDF provided as courtesy					X
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

Date: May20, 2008

INTELLIGENTIAS, INC.

By: /s/ Ian W. Rice
Ian W. Rice
Chairman of the Board and
Chief Executive Officer
 (Principal Executive Officer)

Dated: May 20, 2008

By: /s/ Thomas A. Spanier
Thomas A. Spanier
Chief Financial Officer and Treasurer
 (Principal Financial and Accounting
Officer)