Form 10-Q
period 2008-06-30
INTELLIGENTIAS, INC.
filed 2008-08-19
CIK 1322387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares outstanding of common stock, as of the latest practicable date: 100,772,858 as of August 19, 2008

Note: PDF provided as a courtesy

INTELLIGENTIAS, INC.

- i -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTELLIGENTIAS, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$37,971	$4,820,189
Accounts receivable	1,390,241	1,844,182
Prepaid expenses and other current assets	44,425	295,755
Other receivables	-	2,000,000
Inventory	166,273	81,316
Total current assets	1,638,910	9,041,442

Intangible assets, net	4,767,130	4,036,429
Fixed assets, net	1,107,475	1,263,583
Deposits	-	112,130
Other assets	-	19,119
TOTAL ASSETS	$7,513,515	$14,472,703

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Accounts payable	$1,828,750	$2,822,367
Accrued expenses	1,112,560	9,759,888
Deferred revenue	-	1,224,835
Short-term borrowings, net of discount	3,300,000	2,127,368
Derivative warrant liability	63,300	127,800
Total current liabilities	6,304,610	16,062,258

STOCKHOLDERS' EQUITY (DEFICIT)
Series A preferred stock, $0.0001 par value; 200,000,000 shares authorized;
12,500,000 shares issued and outstanding; liquidation preference $10,000,000	5,528,384	5,528,384
Common stock, $0.0001 par value; 300,000,000 shares authorized;
100,772,858 and 100,555,468 shares issued and outstanding	10,077	10,055
Additional paid-in capital	36,590,879	36,490,900
Accumulated other comprehensive loss	(26,752)	(354,348)
Accumulated deficit	(40,893,683)	(43,264,546)
Total stockholders' equity (deficit)	1,208,905	(1,589,555)
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,513,515	$14,472,703

See accompanying notes to the unaudited consolidated financial statements.

INTELLIGENTIAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(adjusted)	(unaudited)	(adjusted)

REVENUES	$ 734,997	$ 1,500,534	$ 1,156,789	$ 1,500,534

OPERATING EXPENSES
Direct cost of revenues	444,965	136,164	708,713	136,164
Selling, general and administrative	1,587,385	1,605,282	3,240,327	2,369,618
Amortization and depreciation	956,634	695,845	1,581,039	1,217,001
Total costs and expenses	2,988,984	2,437,291	5,530,079	3,722,783

OPERATING (LOSS)	(2,253,988)	(936,757)	(4,373,290)	(2,222,249)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative warrant liability	(18,700)	2,047,650	64,500	(4,481,550)
Interest income (expense)	(829,557)	(335,070)	(1,761,279)	(11,507,061)
Gain on rescission of Systeam acquisition	-	-	8,444,469	-
Other income (expense)	(3,536)	-	(3,536)	-
Total other income (expenses)	(851,793)	1,712,580	6,744,154	(15,988,611)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,105,781)	775,823	2,370,864	(18,210,860)

Provision for income taxes	-	-	-	-
Minority interest	-	-	-	-

NET INCOME (LOSS)	(3,105,781)	775,823	2,370,864	(18,210,860)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(3,105,781)	775,823	2,370,864	(18,210,860)

Foreign currency translation adjustments	1,811	(24,691)	(25,499)	(24,691)
COMPREHENSIVE INCOME (LOSS)	$ (3,103,970)	$ 751,132	$ 2,345,365	$ (18,235,551)

NET INCOME (LOSS) PER COMMON SHARE - BASIC & DILUTED	$ (0.03)	$ 0.01	$ 0.02	$ (0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -BASIC & DILUTED	100,772,858	100,523,643	100,723,886	90,944,945

See accompanying notes to the unaudited consolidated financial statements.

INTELLIGENTIAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$ 2,370,863	$ (18,210,859)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Amortization and depreciation	1,581,039	1,217,001
Amortization of discount on notes payable	1,433,333	285,982
Stock based compensation	-	435,103
Expense associated with issuance of common stock
to induce conversion of convertible long-term debt	-	3,263,801
Non-cash expense associated with issuance
of common stock to consultants	-	370,000
Gain on rescission of Retentia acquisition	(8,444,469)	-
Amortization of debt issuance costs	19,119	7,948,148
Non-cash (gain) loss on derivative warrant liability	(64,500)	4,481,550
Non-cash foreign currency revaluation	(47,237)	-
Changes in assets and liabilities:
Interest receivable from related party	-	(46,276)
Accounts receivable	(1,041,562)	-
Other receivable	2,000,000	-
Inventory	(69,288)	-
Other assets	-	(42,466)
Prepaid expenses and other current assets	41,946	(525,000)
Accounts payable	456,546	16,734
Deferred revenue	-	(180,534)
Accrued expenses	386,110	620,901

Total adjustments	(3,748,963)	17,844,944

Net cash (used in) operating activities	(1,378,099)	(365,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(2,150,000)	-
Short-term loans to related party	-	(935,000)
Acquisition of fixed assets	(5,450)	(1,136,439)
Cash acquired in Systeam acquisition	-	18,437
Systeam cash associated with purchase rescission	(83,439)	-
Loans to Systeam	(1,162,584)	-
Cash paid related to unwound acquisition	-	(2,070,940)

Net cash (used in) investing activities	(3,401,473)	(4,123,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	-	4,425,000
Proceeds from related party short-term borrowings	-	245,000
Exercise of warrants	-	30,000

Net cash provided by financing activities	-	4,700,000

Effect of exchange rate changes on cash and cash equivalents	(2,646)	74

NET DECREASE	(4,782,218)	210,217

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	4,820,189	270,527

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 37,971	$ 480,744

See accompanying notes to the unaudited consolidated financial statements.

INTELLIGENTIAS, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	Shares	Amount	Paid - in Capital	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2007	100,555,468	$ 10,055	12,500,000	$ 5,528,384	$ 36,490,900	$ (43,264,546)	$ (354,348)	$ (1,589,555)

Issuance of common stock for services received	217,390	22	-	-	99,979			100,001

Reclassification of foreign currency translation adjustments related to the rescission of the Retentia acquisition							353,095	353,095

Foreign currency translation adjustments							(27,310)	(27,310)

Net income for quarter ended March 31, 2008						5,476,644		5,476,644

Net loss for quarter ended June 30, 2008						(3,105,781)		(3,105,781)

Foreign currency translation adjustments							1,811	1,811

Balance, June 30, 2008 (unaudited)	100,772,858	$ 10,077	$ 12,500,000	$ 5,528,384	$ 36,590,879	$ (40,893,683)	$ (26,752)	$ 1,208,905

See accompanying notes to the unaudited consolidated financial statements.

INTELLIGENTIAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

Intelligentias, Inc. (the "Company") is an early stage company that was originally incorporated in the State of Nevada on October 1, 2004, as Merchandise Creations, Inc. as a promotional and marketing company specializing in delivering, promoting, and selling custom designed merchandise for bands and artists in the music industry (the "Merchandise Distribution Business").

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

In June 2007, we acquired all of the outstanding stock of Datakom, a transaction into which we entered to provide entry into the lawful interception market, initially in the European Union. We operated the Datakom business as a wholly-owned subsidiary beginning in June 2007. In February 2008, we entered into an agreement with the Datakom sellers to terminate and annul the June 2007 agreement, effective December 15, 2007 and, in connection therewith, entered into an ancillary agreement under which we acquired exclusive license to sell Datakom's GTen software in Italy and ten South American countries for a period of 18 months, and under which we have agreed to consider future additional cooperative business endeavors. As a consequence, the accompanying 2007 consolidated financial statements have been adjusted to remove the Datakom financial data previously reported during 2007.

In April 2007, the Company entered into a stock purchase agreement to acquire Systeam Italy, SpA ("Systeam") from SysteamUS, which became effective in June 2007. The Company expected that substantial revenues would be forthcoming in the near term, and that the cost structure of Systeam could be quickly improved so as to enable a reasonable rate of return ("ROI") and rapid market entry. During the first quarter of 2008, the Company determined that the Systeam acquisition was not yielding the revenues management had expected, and its cost structure could not be improved as had been anticipated. It appeared that Systeam would continue to require substantial capital infusion to meet its obligations. Consequently, by agreement dated April 13, 2008, the Company and SysteamUS agreed to rescind the acquisition of Systeam, effective March 15, 2008. The Company is exploring alternative means to handle all sales, operations and research and development activities for those markets and customers previously serviced by Systeam. To this end, in March 2008 we established Intellilab, S.R.L., as

INTELLIGENTIAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION (continued)

a wholly-owned subsidiary in Italy. As of December 31, 2007, the Company determined that the carrying amount of Systeam Italy long-lived assets was not recoverable. An impairment charge of $9,491,950 was recorded in the fourth quarter of 2007, which represented the net carrying value of intangible and fixed assets acquired as a result of the Systeam Italy acquisition.

Upon the effective date of the rescission of the acquisition of Systeam Italy, the Company eliminated the remaining assets and liabilities relating to Systeam Italy, resulting in a gain on the rescission transaction of $8,444,469, comprised of the following:

Net liabilities of Systeam Italy Less: Write-off of receivables from Systeam Italy Write-off of interest receivable from Systeam Italy Recognition of deferred foreign currency translation gains	$ 10,704,978 (1,761,601) (145,812) (353,096)
Net gain	$ 8,444,469

The accompanying condensed unaudited financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and June 30, 2007, respectively, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is in its early stage and has incurred losses from continuing operations and operational cash outflows since inception.

The Company's ability to service its debt, and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which

INTELLIGENTIAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

NOTE 2 — GOING CONCERN (continued)

may be beyond its control. If the Company fails to generate sufficient cash from operations, it will need to raise additional equity or borrow additional funds to achieve its objectives. There can be no assurance that the Company will generate sufficient revenues or that equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INTELLIGENTIAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

NOTE 3 — CONSOLIDATED BALANCE SHEET INFORMATION

Consolidated balance sheet information is as follows:

Long-Lived Assets	June 30, 2008	December 31, 2007
	(unaudited)
Intellectual property	$ 5,850,000	$ 5,850,000
Website	400,000	400,000
Exclusive sales agreement	2,150,000	-
Total	8,400,000	6,250,000
Less: Accumulated amortization	(3,632,870)	(2,213,571)
Intangibles, net	$ 4,767,130	$ 4,036,429

Office equipment	11,792	14,632
Digital equipment	1,386,664	1,386,664
Total	1,398,456	1,401,296
Less: accumulated depreciation	(290,981)	(137,713)
Fixed assets, net	$ 1,107,475	$ 1,263,583

Accrued Liabilities	June 30, 2008	December 31, 2007
	(unaudited)
Withholding taxes payable	$ 65,368	$ 2,363,810
Accrued interest payable	735,962	382,258
Termination indemnity	5,063	698,782
Tax Penalties and Interest	-	1,155,160
Social security taxes payable	7,217	2,715,821
Income taxes payable	29,002	644,592
Accrued wages & benefits	56,585	1,088,024
Other taxes payable	-	170,272
Value added tax (VAT)	-	215,945
Regal dispute	150,000	150,000
Other	63,363	175,224
	$ 1,112,560	$ 9,759,888

INTELLIGENTIAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

NOTE 4 — COMMON STOCK, SHORT-TERM DEBT, CONVERTIBLE LONG-TERM DEBT AND WARRANTS

On December 7, 2006, the Company completed an $8,000,000 private offering of convertible long-term debt (the "Note") with Vision Opportunity Master Fund Ltd. ("Vision"). On March 16, 2007, the Company issued the Note holder 1,750,000 shares of common stock as an inducement to convert the entire Note into common stock. The Note was fully converted by the holder on March 19, 2007 into 18,181,818 shares of common stock. The Company recognized $3,263,801 in interest expense related to the fair value of the common stock issued to the Note holder to induce conversion. The Company also recognized the unamortized debt discount on the Note of $7,948,148 as interest expense in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2007.

In connection with the issuance of the Note, the Company issued the Note holder warrants (the "Warrants") to purchase up to 9,000,000 shares of the Company's common stock with an exercise price of $0.01.  The Note holder exercised 3,000,000 warrants for $30,000 during the six months ended June 30, 2007.

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

On June 13, 2007, the Company issued to Vision a $3,000,000 Senior Secured Promissory Note (the "Note") due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the next debt or equity financing. The Note bears interest at 12% per annum plus an additional $300,000 when repaid. The Note is secured by the Company's accounts receivable and fixed assets and may be prepaid at any time. The note due date has been extended to August 18, 2008. The Company and Vision are currently in discussions regarding a restructuring of the debt.

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

INTELLIGENTIAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

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

Warrant-related discount and the debt issuance costs were being amortized over a period of 12 months. As of December 31, 2007, a total of $ 2,766,573 has been amortized and recorded as interest expense. On August 15, 2007, the Company and Vision amended the agreements related to the December 2006 Warrants and the June 2007 Warrants (collectively, the "Warrants") to remove the cash settlement provision that could be triggered by a change in control.

Accordingly, as of the date of the amendment (August 15, 2007), the Warrants met the requisite conditions for equity classification and were reclassified from liabilities to stockholders' equity and no further value adjustments will be made.

On September 18, 2007, the Company amended its Note with Vision to issue an additional $300,000 senior secured promissory note to Vision (the "September 2007 Note") due on the earlier of June 13, 2008 or upon receipt of $6,000,000 in net proceeds from the next debt or equity financing. The September 2007 Note bears interest at 12% per annum plus an additional $30,000 when repaid, is secured by the Company's accounts receivable and fixed assets and may be prepaid at any time. As additional consideration, the Company issued an immediately exercisable warrant to Vision to purchase 238,095 shares of the Company's common stock, with an exercise price of $1.26 per share, expiring in September 2014. The Company allocated the $300,000 proceeds to the debt and related warrants based on their relative fair values. The allocated value of these warrants was $119,413 based on the Black-Scholes option pricing model using the following assumptions: 4.06% risk-free rate, 100% volatility and expected life of the warrants of 3.5 years. The relative fair value of the warrants has been recorded as a discount on the note with an offset to additional paid-in capital in the accompanying consolidated balance sheet. The note due date has been extended to August 18, 2008. The Company and Vision are currently in discussions regarding a restructuring of the debt.

Other than the stated terms above, the September 2007 Note is subject to the same provisions as the original Note. The warrants cannot be settled for cash and qualify for equity classification.

As of June 30, 2008, short term debt was comprised of the 12% debt, $3,300,000 principal amount Vision Notes; collateralized by accounts receivable and fixed assets, including general

INTELLIGENTIAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

intangibles. As of June 30, 2008, all warrant-related discount and the debt issuance costs associated with the Vision financings have been fully expensed.

On February 5, 2008, the Company issued 217,390 shares of common stock to a consultant to satisfy a liability for services expensed in November 2007. The Company valued this grant at $100,000 based on the fair market value of the Company's common stock on January 29, 2008, the date the parties agreed to settle the obligation with stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

In the first and second quarter of 2007, the Company obtained debt financing from various related parties totaling $245,000, which carried interest at 10% per annum. These loans and $14,730 interest were paid in October 2007. No related party debt remains outstanding at June 30, 2008.

NOTE 6- INCOME TAXES

The Company did not recognize an income tax benefit for the losses incurred to date since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount. The Company's net operating loss carry-forward was approximately $18.9 million at June 30, 2008

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. To the extent necessary, the Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of June 30, 2008, the Company has not identified any potential tax audit issues and does not have any related reserves.

The Company has not filed tax returns for 2006 or 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pended legislation and accounting pronouncements; the resolution of pended claims and disputes; and other risks that are described herein, as well as the items discussed in "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

You should read this MD&A in conjunction with the consolidated financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The principal factor driving our business model in 2008 is the requirement that certain types of businesses and law enforcement agencies be prepared to comply with the Directive 2006/24/EC (the "E.U. Data Retention Directive") that was enacted in May 2006 and other similar legislative mandates that are anticipated to be enacted in the United States, Latin America, the Middle East and elsewhere to promote national security interests and aid in the seizure and arrest of terrorists. The E.U. Data Retention Directive has not been fully implemented by the 27 member countries, and it will not be mandatory until 2009. Legislative efforts in the United States have not yet resulted in a similar comprehensive law in this country, although the Internet Stopping Adults Facilitating the Exploitation of Today's Youth Act of 2007 (the "SAFETY Act"), introduced in the House of Representatives in 2007, is still in committee. It is anticipated that given the current national security environment in the United States and throughout much of the world, it is likely, although we cannot give any assurances, that, in the foreseeable future, legislative bodies will enact stringent laws requiring various kinds of businesses to store and have the capability to rapidly retrieve data relating to telephone calls made and received, e-mails sent and received, websites visited and other similar data transactions. It is this new terrorism-prevention environment that has provided the business opportunities on which our company is based.

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

Results of Operations -

Three and Six Months Ended June 30, 2008

Revenues and Direct Cost of Revenues

Revenues for the three and six months ended June 30, 2008 were $734,997 and $1,156,789, respectively, while we generated $1,500,534 revenues during the three and six months ended June 30, 2007. The 2008 revenues consisted exclusively of sales of Spectia related to the delivery of video surveillance hardware and related DRS software, while the 2007 revenues were derived from the $1,320,000 sale by Intelligentias of a software license and $180,534 software and support by Systeam.

Revenues in the 2008 Period still reflect the early stage of development of the market for DRS. As of June 30, 2008, we have engaged the services of over 25 international sales representatives, while we had no such sales activity in the 2007 Period.

Direct cost of revenues of $444,965 and $708,713 reflect the cost of labor and materials associated with revenues generated from Spectia for the three and six months ended June 30, 2008 , respectively. The corresponding expense for the three and six months ended June 30, 2007 was $136,164 related to the Systeam revenues.

We expect that data retention will be our primary revenue generating source throughout the remainder of 2008. Data retention revenues are derived primarily from upfront licensing fees, installation and customization fees and maintenance fees. In 2008 and in the short-term thereafter, we expect the majority of our revenues to come from the fees we earn from selling and maintaining the DRS.

Selling, General and Administrative

For the three months ended June 30,2008, selling, general and administrative expenses ("SG&A") were $1,587,385 and consisted primarily of accounting, legal and professional fees of $356,007, marketing expense of $417,137, payroll and benefits expense of $233,040, Spectia SG&A of $118,880, and Intellilab expenses of $50,000. Other costs of $412,321 were incurred for insurance, travel, rent and other general expenses. This represented a decrease of $17,897 from the SG&A expense for the 2007 Period of $1,605,282. The decrease is attributable primarily to a reduction during the 2008 period of payroll and related expenses, elimination of Systeam related activity, offset by an increase of marketing and professional fees, representing an expansion of sales, marketing and business development activities, and other costs.

For the six months ended June 30, 2008, selling, general and administrative expenses ("SG&A") were $3,240,327 and consisted primarily of accounting, legal and professional fees of $816,417, marketing expense of $817,450, payroll and benefits expense of $468,793, Spectia SG&A of $493,150, and Intellilab expenses of $50,000. Other costs of $594,517 were incurred for insurance, travel, rent and other general expenses. This represented an increase of $870,709 from the SG&A expense for the 2007 Period of $2,369,618. The increase is attributable primarily to an increase of marketing and professional fees representing an expansion of sales, marketing and business development activities., and other costs, offset by an reduction during the 2008 period of payroll and related expenses, and elimination of Systeam related activity,

We anticipate that during 2008, selling expenses will increase further, both in dollar amount and as a percentage of revenues, as we incur commission expenses on new revenues and expand our marketing activities (both in terms of the nature and extent of such activities, as well as in geographic expansion) in support of our efforts to expand our presence in the market place.

Amortization and Depreciation

Depreciation and amortization expense for the three and six months ended June 30, 2008 was $956,634 and $1,581,039, respectively, compared to $695,845 and $1,217,001 for the three and six months ended June 30, 2007.

The increase for both the three and six month periods ended June 30, 2008 over the 2007 Period is attributable primarily to the additional Amortization expense recognized as a result of the addition to intangible assets of $2,150,000 for the acquisition of an 18-month exclusive sales license agreement and the acquisition of $256,525 of digital equipment subsequent to the 2007 Period.

Gain (Loss) on Derivative Warrant Liability

In December 2006, June 2007 and September 2007, we entered into separate warrant agreements in connection with various financing transactions. For the six months ended June 30, 2008, we recognized a gain of $64,500 on the derivative warrant liability mark-to-market relating to the warrants issued as part of the September 2007 bridge financing, reflecting the decrease in the market price of our common stock during this period. For the three months ended June 30, 2008, we recognized a loss of $18,700 on the derivative warrant liability mark-to-market, reflecting the increase in the market price of our common stock during this period.

For the three months ended June 30, 2007, gain on the derivative warrant liability mark-to-market was $2,047,650 reflecting the decrease in the market price of our common stock at the end of the second quarter compared to March 31, 2007.

For the six months ended June 30, 2007, loss on the derivative warrant liability mark-to-market was $4,481,550 reflecting the increase in the market price of our common stock at the end of the second quarter compared to December 31, 2006. On August 15, 2007, the December 2006 and June 2007 warrant agreements were amended, which resulted in the warrants meeting the requisite conditions for equity classification. Due to the amendments, subsequent to August 15, 2007, we are no longer required to mark the December 2006 and June 2007 warrants to market through the income statements. We will continue to mark to market the September 2007 warrants until they are exercised or expire in September 2012, and because we cannot predict the movements of our stock price, we are unable to predict the impact this accounting requirement will have on our future results of operations while the warrants remain outstanding.

Interest Expense

Interest expense for the three and six months ended June 30, 2008 was $829,557 and $1,761,279, comprised of $172,701and $353,704 accrued interest, $8,532 and $19,120 amortization of debt issue costs, and recognition of unamortized discount of $655,617 and $1,433,334 respectively, all attributable to the Vision Notes, plus $1,070 and $1,841 miscellaneous interest charges for the three and six months, respectively, offset by miscellaneous interest income of $8,364 and $46,360, respectively. For the three months ended June 30, 2007, interest expense was $335,070 related to the amortization of the discount on outstanding debt obligations of $285,982 with the remaining expense related to accrued interest payable.

For the six months ended June 30, 2007, interest expense was $11,507,061 related primarily to the recognition of the remaining unamortized debt discount of $7,948,149 as interest expense due to the conversion of the convertible long-term debt, recognition of $3,237,500 in interest expense as a result of the issuance of 1,750,000 shares of common stock as an inducement for the conversion of the convertible long-term debt and $285,982 of amortization of the discount on outstanding debt obligations, with the remaining expense related to other interest expense.

Operating Loss and Net Income (Loss)

For the three and six months ended June 30, 2008, we had operating losses of ($2,253,988) and ($4,373,290) respectively. By comparison, we incurred operating losses of ($936,757) and ($2,222,249), respectively, for three and six months ended June 30, 2007.

Our net loss for the three months ended June 30, 2008 was ($3,105,781.) Our net income during the three months ended June 30, 2007 was $775,823, attributable primarily to a gain of $2,047,650 on derivative warrant liability. Our net loss for the six month period ended June 30, 2007 was ($18,210,860), attributable primarily to a loss of $4,481,550 on derivative warrant liability and $11,511,824 of interest expense. Our net income of $2,370,864 for the six months ended June 30, 2008, resulted primarily from a one-time gain of $8,444,469 recognized upon the rescission of Systeam Italy in March 2008. This gain is attributable to the elimination of the negative investment balance we carried in Systeam, offset by the write off of loans and accrued interest due to us from Systeam and elimination of the positive currency translation adjustment balance related to Systeam. We expect to continue to incur operating losses for the foreseeable future.

Liquidity and Capital Resources

Since inception, we have generated significant operating losses and as a result have not generated sufficient cash flow to fund our operations. Accordingly, we have funded operations primarily through sales of debt, convertible debt and equity securities. In the six months ended June 30, 2007, we raised $30,000 through the issuance of equity upon exercise of warrants and $4,670,000 through the issuance of debt, of which $245,000 was from a related party. We raised no additional capital during the six months ended June 30, 2008. Since inception through June 30, 2008, we have generated an accumulated deficit of $40,893,683 and at June 30, 2008, we had negative working capital of ($4,665,700). As of June 30, 2008, our principal sources of liquidity are cash and cash equivalents of $37,971, which are available as a result of our debt and equity financings. As of June 30, 2008, we owe $3,300,000 in principal amount of indebtedness, which is due August 18, 2008. As part of our efforts to obtain needed working capital, we are currently in discussions with Vision to restructure this obligation. If the Vision debt cannot be restructured, we may be unable to raise the additional funds necessary for the continued operations of the company. While we are in discussions with prospective investors to secure financing for operating requirements, as of this date we have no definitive financing agreements that will enable us to pay our obligation to Vision under the current terms of the debt. Vision has been flexible in extending the due date and discussing potential restructuring, but retains the right to foreclose at any time.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three and six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities	$ (1,378,099)	$ (365,915)
Cash flows used in investing activities	(3,401,473)	(4,123,942)
Cash flows provided by financing activities	-	4,700,000

Operating Activities

Cash used in operating activities for the six months ended June 30, 2008 reflected our net income of $2,370,863, offset by adjustments of ($3,750,562), consisting primarily of $8,444,469 non-cash income from the rescission of the Systeam Italy purchase, amortization of the discount on notes payable of $1,433,333, depreciation and amortization of fixed assets of $1,579,440 collection of a $2,000,000 receivable relating to the unwinding of an acquisition in 2007 and $1,041,562 increase in accounts receivable.

In contrast, for the six months ended June 30, 2007, cash used in operating activities reflected a net loss of ($18,210,859), offset by adjustments for non-cash expenses consisting primarily of a loss on derivative warrant liability of $4,481,550 amortization of the discount on notes payable of $7,948,148, the expense associated with the issuance of common stock to induce conversion of convertible long-term debt of $3,263,801 and amortization and depreciation of fixed assets of $1,217,001.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2008 included $2,150,000 for an exclusive sales license agreement, approximately $1,163,000 of loans to Systeam Italy which were written off as part of the rescission of the Systeam purchase agreement, and approximately $83,000, representing the Systeam cash balance as of December 31, 2007 which remained with Systeam upon rescission of the purchase agreement and $5,450 in capital expenditures by Spectia. In the six months ended June 30, 2007, our capital expenditures were $1,136,439 for the purchase of fixed assets, $935,000 for loans advanced to Systeam, and $2,070,940 of cash paid related to an acquisition that was unwound during 2007.

Financing Activities

The Company did not have any financing activities during the 2008 Period. In the six months ended June 30, 2007, we raised $30,000 through the issuance of equity upon exercise of warrants and $4,670,000 through the issuance of debt, of which $245,000 was from a related party.

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

Our funding needs are significant in order to repay short-term debt as it comes due and fund working capital requirements. In order to support our ongoing operations for the next 12 months, we must raise additional funds through debt or equity financings, or we must generate substantial revenue and operating cash flow, which, historically, we have not been able to do. If we do not obtain additional debt or equity financing, we may not have funds sufficient to service our short-term debt obligations and our working capital requirements. There is no assurance that any financing can be obtained or, if obtained, that it will be on reasonable terms. If we raise additional funds through the incurrence of additional indebtedness, our lenders could demand rights that are senior to holders of our common and preferred stock and could require covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. The terms of future financings may also restrict our ability to raise additional capital. If we are unable to raise additional funds, and are not able to generate sufficient operating cash flow, we will be required to modify our growth and development plans or could be forced to cease operations. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern because of our continuing losses from operations and operational cash outflows since inception.

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

(SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 the Company only partially adopted the provisions of SFAS No. 157 because of the issuance of Staff Position (the FSP) FAS 157-2, "Effective Date of FASB Statement No. 157" which allows companies to delay the effective date of SFAS No. 157 for non-financial assets and liabilities. The partial adoption had no impact on the Company's consolidated financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company's consolidated financial position and results of operations when they become effective on January 1, 2009.

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

Item 4T. Controls and Procedures

During the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of our management, pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act were not effective in ensuring that information required to be included in its periodic SEC filings is recorded, processed, summarized and reported within the time periods specified.

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

Management identified the following material weaknesses in its internal control over financial reporting as of June 30, 2008:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pended or threatened legal proceedings, except as noted below.

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

Item 1A. Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of risk factors. Except as noted in our Capital and Liquidity discussion regarding our severely limited cash position and the risk related to resolution of the Vision debt obligation and the need for additional financing, there are no material changes to those risk factors applicable as of the date of this Quarterly Report on Form 10-Q.

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

Dated: August 19, 2008

INTELLIGENTIAS, INC.

By: /s/ Ian W. Rice
Ian W. Rice
Chairman of the Board and
Chief Executive Officer
 (Principal Executive Officer)

Dated: August 19, 2008

By: /s/ Thomas A. Spanier
Thomas A. Spanier
Chief Financial Officer and Treasurer
 (Principal Financial and Accounting
Officer)